Form 10-Q
period 2010-01-31
CurrencyShares Singapore Dollar Trust
filed 2010-03-12
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM SINGAPORE DOLLAR TRUST

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Singapore Dollar Trust

Statements of Financial Condition

	January 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets
Singapore Dollar deposits, interest bearing	$—	$—
Singapore Dollar deposits, non-interest bearing	71	72

Total Assets	$71	$72

Liabilities and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 1 issued and outstanding	71	72
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$71	$72

See Notes to Financial Statements.

CurrencySharesSM Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Income
Total Income	$—	$—

Expenses

Total Expenses	—	—

Net Income	$—	$—

Other Comprehensive Loss
Currency translation adjustment	(1)	(1)

Total Comprehensive Loss	$(1)	$(1)

Basic and Diluted Earnings per share	$0	$0
Weighted-average Shares Outstanding	1	1
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencySharesSM Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2010 (Unaudited)	Year ended to October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1)	5
Adjustment of redeemable capital shares to redemption value	1	(5)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Singapore Dollar Trust

Statement of Cash Flows

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities

Net cash provided by financing activities	$—	$—
Adjustment to period cash flows due to currency movement	(1)	(1)

Decrease in cash	(1)	(1)
Cash at beginning of period	72	67

Cash at end of period	$71	$66

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2010.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Singapore Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial records of the Trust are translated from Singapore Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2010, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 71 USD. For the year ended October 31, 2009, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar principal balance of 100. This equates to 72 USD.

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

	Three months ended January 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$72	1	$67
Shares issued	—	—	—	—
Shared redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(1)	—	5

Ending balance	1	$71	1	$72

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

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These risks and uncertainties include fluctuations in the price of the Singapore Dollar, as the value of the Shares relates directly to the value of the Singapore Dollars held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

The CurrencySharesSM Singapore Dollar Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Singapore Dollars and distributes Singapore Dollars in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Singapore Dollar. Each outstanding Share represents a proportional interest in the Singapore Dollars held by the Trust. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Singapore Dollar.

Definition of Net Asset Value; Valuation of the Singapore Dollar

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) will add to the amount of Singapore Dollars in the Trust at the end of the preceding business day accrued but unpaid interest, if any, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any.

The NAV will be expressed in USD based on the USD/Singapore Dollar exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent WM/Reuters determination of the Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee will also determine the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

Investing in the Shares will not insulate the investor from certain risks, including price volatility.

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended January 31, 2010. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the Singapore Dollar in accordance with generally accepted accounting standards.

Results of Operations

The Sponsor deposited 100 Singapore Dollars with the Depository in exchange for one Share on August 8, 2008. No additional Shares were created or redeemed during the fiscal period ended October 31, 2008 or the fiscal year ended October 31, 2009. As of October 31, 2009, the number of Singapore Dollars owned by the Trust was 100, resulting in a redeemable capital share value of $72.

No additional Shares were created or redeemed during the three months ended January 31, 2010. As of January 31, 2010, the number of Singapore Dollars owned by the Trust was 100, resulting in a redeemable capital share value of $71.

Movements in the Price of the Singapore Dollar

The following chart illustrates recent movements in the price of the Singapore Dollar in USD as reported by the Bloomberg Professional service.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to fluctuations in the USD/Singapore Dollar exchange rate and changes in the nominal annual interest rate paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4T.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2010

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

CURRENCYSHARESSM SINGAPORE DOLLAR TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Singapore Dollar Trust

Date: March 12, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)