Form 10-K
period 2010-10-31
CurrencyShares Singapore Dollar Trust
filed 2011-01-14
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

During the fiscal period ended October 31, 2010, none of the registrant’s common stock was held by non-affiliates of the registrant.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Singapore Dollar, as the value of the Shares relates directly to the value of the Singapore Dollars held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

i

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

ii

PART I

Item 1.	Business

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor did not receive a fee during the year ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Singapore Dollar deposit balances.

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Singapore Dollars owned by the Trust, plus accrued and unpaid interest less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, fully paid and non-assessable.

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Singapore Dollar, plus accumulated interest, less the Trust’s expenses. Several factors may affect the price of the Singapore Dollar, including:

•	Debt level and trade deficit of Singapore;

•	Inflation rates and interest rates of the United States and Singapore and investors’ expectations concerning these rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Singapore Dollars in the primary deposit account of the Trust. Interest on the primary deposit account accrues daily and is paid monthly. The Depository may change the rate based upon changes in the Singapore Dollar Modal Broker Rate, other market conditions or the Depository’s liquidity needs. The Depository will notify the Sponsor of the interest rate applied each business day after the close of the business day. The Sponsor will disclose the interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse will be to remove the Depository and terminate the Deposit Accounts. The Depository will not be paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Singapore Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust will be required to sell Singapore Dollars to pay these expenses. The sale of the Trust’s Singapore Dollars to pay expenses in USD at a time of low Singapore Dollar prices could adversely affect the value of the Shares.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Singapore Dollars deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the year ended October 31, 2010. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the Singapore Dollar in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

The Sponsor deposited 100 Singapore Dollars with the Depository in exchange for one Share on August 8, 2008. No additional shares were created or redeemed during the fiscal period ended October 31, 2008. As of October 31, 2008, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $67.

No shares were created or redeemed during the years ended October 31, 2009 or October 31, 2010. As of October 31, 2009, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $72. As of October 31, 2010, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $77.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Singapore Dollar exchange rate and the nominal annual interest rate to be paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009:

	2010	2009
Audit Fees	$9,000	$12,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$9,000	$12,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

CurrencyShares® Singapore Dollar Trust

Financial Statements as of October 31, 2010

Index

Page
Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2010 and October 31, 2009	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-5

Statements of Cash Flows for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Singapore Dollar Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Singapore Dollar Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated January 14, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Singapore Dollar Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Singapore Dollar Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$—	$—
Singapore Dollar deposits, non-interest bearing	77	72

Total Assets	$77	$72

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 1 issued and outstanding	77	72
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$77	$72

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Income
Total Income	$—	$—	$—

Expenses
Total Expenses	—	—	—
Net Income	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	5	5	(4)

Total Comprehensive Income/(Loss)	$5	$5	$(4)

Basic and Diluted Earnings per share	$0	$0	$0
Weighted-average Shares Outstanding	1	1	1
Cash Dividends per Share	$0	$0	$0

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings, Beginning of Year/Period	$—	$—	$—
Net Income	—	—	—

Retained Earnings, End of Year/Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year/Period	$—	$—	$—
Currency translation adjustment	5	5	(4)
Adjustment of redeemable capital shares to redemption value	(5)	(5)	4

Cumulative Translation Adjustment, End of Year/Period	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—	71

Net cash provided by financing activities	—	—	71

Adjustment to period cash flows due to currency movement	5	5	(4)

Increase/Decrease in cash	5	5	(4)
Cash at beginning of year/period	72	67	0

Cash at end of year/period	$77	$72	$67

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

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States.

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

The Trustee will calculate the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, South African Rand deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/South African Rand exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the South African Rand in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from South African Rand to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

The Trust does not expect to generate taxable income except for interest income (if any) and gain (if any) upon the sale of South African Rand. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of South African Rand by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in South African Rand effective on the first business day of the subsequent month. The Trustee will direct that the excess South African Rand be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Singapore Dollar Deposits

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2010, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 77 USD. For the year ended October 31, 2009, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 72 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were Singapore Dollar principal deposits of 100 and no Singapore Dollar principal redemptions resulting in an ending Singapore Dollar principal balance of 100. This equates to 67 USD.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for South African Rand. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant of the Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$72	1	$67	0	$0
Shares issued	—	—	—	—	1	71
Shares redeemed	—	—	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	5	—	5	—	(4)

Ending balance	1	$77	1	$72	1	$67

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the South African Rand held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the South African Rand in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s South African Rand, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Sponsor’s Fee

The Sponsor’s fee will accrue daily at an annual nominal rate of 0.40% of the South African Rand in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and will be paid monthly.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares®
Singapore Dollar Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2011

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2011

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.