Form 10-K/A
period 2010-10-31
CurrencyShares Singapore Dollar Trust
filed 2011-03-10
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34164

CurrencyShares® Singapore Dollar Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 30-6164139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended October 31, 2010 of CurrencyShares® Singapore Dollar Trust, which Form 10-K was originally filed with the Securities and Exchange Commission on January 14, 2011, is being filed for the purpose of amending Item 15 in order to (i) include the report of our prior independent registered public accounting firm, (ii) amend the Exhibit Index and (iii) file certain exhibits as indicated in the Exhibit Index. Other than providing updates to the cover page, amending Item 15 and filing updated exhibits and certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the filing of the original Form 10-K or modify or update in any way disclosures made in the original filing.

1

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-150684) filed on May 7, 2008.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-150684) filed on May 7, 2008.

4.1	Depositary Trust Agreement, dated as of August 7, 2008 among Rydex Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Form S-1 Registration Statement (File number 333-150684) filed on May 7, 2008.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® Singapore Dollar Trust

Financial Statements as of October 31, 2010

Index

Page

Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2010 and October 31, 2009	F-4

Statements of Income and Comprehensive Income for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-5

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-6

Statements of Cash Flows for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-7

Notes to the Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Singapore Dollar Trust:

In our opinion, the balance sheet as of October 31, 2009 and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 and for the period August 8, 2008 (date of inception) through October 31, 2008 present fairly, in all material respects, the financial position of CurrencyShares® Singapore Dollar Trust (the “Trust”) at October 31, 2009, and the results of its operations and its cash flows for the year ended October 31, 2009 and for the period August 8, 2008 (date of inception) through October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

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

/s/ Ernst & Young LLP

McLean, VA

January 14, 2011

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$—	$—
Singapore Dollar deposits, non-interest bearing	77	72

Total Assets	$77	$72

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized - 1 issued and outstanding	77	72
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$77	$72

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Income
Total Income	$—	$—	$—

Expenses
Total Expenses	—	—	—
Net Income	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	5	5	(4)

Total Comprehensive Income/(Loss)	$5	$5	$(4)

Basic and Diluted Earnings per share	$0	$0	$0
Weighted-average Shares Outstanding	1	1	1
Cash Dividends per Share	$0	$0	$0

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholder’s Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings, Beginning of Year/Period	$—	$—	$—
Net Income	—	—	—

Retained Earnings, End of Year/Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year/Period	$—	$—	$—
Currency translation adjustment	5	5	(4)
Adjustment of redeemable capital shares to redemption value	(5)	(5)	4

Cumulative Translation Adjustment, End of Year/Period	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—	71

Net cash provided by financing activities	—	—	71

Adjustment to period cash flows due to currency movement	5	5	(4)

Increase/Decrease in cash	5	5	(4)
Cash at beginning of year/period	72	67	0

Cash at end of year/period	$77	$72	$67

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

The Trustee will calculate the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollars deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Singapore Dollars exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Singapore Dollars in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Singapore Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Singapore Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Singapore Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the Singapore Dollars held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the Singapore Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Singapore Dollars, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Sponsor’s Fee

The Sponsor’s fee will accrue daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and will be paid monthly.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on March 10, 2011.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares®
Singapore Dollar Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS	Director and Chief Executive Officer	March 10, 2011
Nick Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	March 10, 2011
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	March 10, 2011
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.