Form 10-Q
period 2011-01-31
CurrencyShares Singapore Dollar Trust
filed 2011-03-11
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	Three months ended January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$—	$—
Singapore Dollar deposits, non-interest bearing	78	77

Total Assets	$78	$77

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized - 1 issued and outstanding	78	77
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$78	$77

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Total Income	$—	$—

Expenses

Total Expenses	—	—

Net Income	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	1	(1)

Total Comprehensive Income/(Loss)	$1	$(1)

Basic and Diluted Earnings per Share	$0	$0
Weighted-average Shares Outstanding	1	1
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
Retained Earnings, Beginning of Period	$		$—
Net Income			—

Retained Earnings, End of Period	$		$—

Cumulative Translation Adjustment, Beginning of Period	$		$—
Currency translation adjustment		1	5
Adjustment of redeemable capital shares to redemption value		(1)	(5)

Cumulative Translation Adjustment, End of Period	$		$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—

Net cash provided by financing activities	—	—

Adjustment to period cash flows due to currency movement	1	(1)

Increase/Decrease in cash	1	(1)
Cash at beginning of period	77	72

Cash at end of period	$78	$71

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

The functional currency of the Trust is the Singapore Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Singapore Dollar to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

The Trust does not expect to generate taxable income except for interest income (if any) and gain (if any) upon the sale of Singapore Dollar. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of Singapore Dollar by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Singapore Dollar effective on the first business day of the subsequent month. The Trustee will direct that the excess Singapore Dollar be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Singapore Dollar Deposits

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 78 USD. For the year ended October 31, 2010, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 77 USD.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Singapore Dollar. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant of the Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$77	1	$72
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	1	—	5

Ending balance	1	$78	1	$77

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the Singapore Dollar held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the Singapore Dollar in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Singapore Dollar, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Sponsor’s Fee

The Sponsor’s fee will accrue daily at an annual nominal rate of 0.40% of the Singapore Dollar in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and will be paid monthly.

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

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the Singapore Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Singapore Dollar.

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended January 31, 2011. The balance reflected in the financial statements is seed capital from the Sponsor.

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

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

No shares were created or redeemed during the year ended October 31, 2009, the year ended October 31, 2010, or the three months ended January 31, 2011. As of October 31, 2009, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $72. As of October 31, 2010, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $77. As of the three months ended January 31, 2011 the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $78.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Singapore Dollar Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)