Form 10-Q
period 2011-04-30
CurrencyShares Singapore Dollar Trust
filed 2011-06-09
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

Part II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	14

SIGNATURES	15

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	Six months ended April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$—	$—
Singapore Dollar deposits, non-interest bearing	82	77

Total Assets	$82	$77

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized - 1 issued and outstanding	82	77
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$82	$77

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Total Income	$—	$—	$—	$—

Expenses

Total Expenses	—	—	—	—

Net Income	$—	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	4	2	5	1

Total Comprehensive Income	$4	$2	$5	$1

Basic and Diluted Earnings per share	$—	$—	$—	$—
Weighted-average Shares Outstanding	1	1	1	1
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5	5
Adjustment of redeemable capital shares to redemption value	(5)	(5)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—

Net cash provided by financing activities	—	—

Adjustment to period cash flows due to currency movement	5	1

Increase/Decrease in cash	5	1
Cash at beginning of period	77	72

Cash at end of period	$82	$73

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Singapore Dollar Trust (the “Trust”) was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Singapore Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Singapore Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Singapore Dollar to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 82 USD. For the year ended October 31, 2010, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 77 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$77	1	$72
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	5	—	5

Ending balance	1	$82	1	$77

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended April 30, 2011. The balance reflected in the financial statements is seed capital from the Sponsor.

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

No Shares were created or redeemed during the year ended October 31, 2009, the year ended October 31, 2010, or the six months ended April 30, 2011. As of October 31, 2009, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital Share value of $72. As of October 31, 2010, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital Share value of $77. As of April 30, 2011 the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital Share value of $82.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Singapore Dollar Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)