Form 10-K
period 2011-10-31
CurrencyShares Singapore Dollar Trust
filed 2012-01-13
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

During the fiscal period ended October 31, 2011, none of the registrant’s common stock was held by non-affiliates of the registrant.

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® Singapore Dollar Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Singapore Dollars and distributes Singapore Dollars in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Singapore Dollar. The Sponsor intends to apply to NYSE Arca to have the Shares listed and traded on NYSE Arca under the symbol “FXSG.” When admitted to trading, the Shares will be bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares will not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust will be reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor did not receive a fee during the year ended October 31, 2011.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee will calculate, and the Sponsor will publish, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee will add to the amount of Singapore Dollars in the Trust at the end of the preceding day accrued but unpaid interest, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtract the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV will be expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the USD/ Singapore Dollar exchange rate as determined by The World Markets Company PLC, a State Street business, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee will also determine the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share will be published by the Sponsor on each day that NYSE Arca is open for regular trading and will be posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Singapore Dollar deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Singapore Dollars owned by the Trust, plus accrued and unpaid interest less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of Singapore Dollars required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. In addition to the $500 transaction fee paid to the Trustee, Authorized Participants pay a variable fee to the Sponsor for creation orders and redemption orders of two or more Baskets to compensate the Sponsor for costs associated with the registration of Shares. The variable fee paid to the Sponsor by an Authorized Participant will not exceed $2,000 for each creation or redemption order, as set forth in the Participant Agreement. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

The Shares are designed to reflect the price of the Singapore Dollar, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Singapore Dollar, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation and interest rates and investors’ expectations concerning these rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

In addition, the Singapore Dollar may not maintain its long-term value in terms of purchasing power in the future. When the price of the Singapore Dollar declines, the Sponsor expects the price of a Share to decline as well.

The USD/Singapore Dollar exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified immediately above and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the USD/Singapore Dollar exchange rate could materially and adversely affect the performance of the Shares.

If interest earned by the Trust does not exceed expenses, the Trustee will withdraw Singapore Dollars from the Trust to pay these excess expenses, which will reduce the amount of Singapore Dollars represented by each Share on an ongoing basis and may result in adverse tax consequences.

Each outstanding Share will represent a fractional, undivided interest in the Singapore Dollars held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned may not exceed expenses, in which case the Trustee will withdraw Singapore Dollars from the Trust to pay these excess expenses. As a result, the amount of Singapore Dollars represented by each Share may gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Singapore Dollars into the Trust, as the amount of Singapore Dollars required to create Shares will proportionately reflect the amount of Singapore Dollars represented by the Shares outstanding at the time of creation. Assuming a constant Singapore Dollar price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Singapore Dollar as the amount of Singapore Dollars represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the Singapore Dollar increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Singapore Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the Singapore Dollar Modal Broker Rate, other market conditions or the Depository’s liquidity needs. The Depository will notify the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor will disclose the interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse will be to remove the Depository and terminate the Deposit Accounts. The Depository will not be paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Singapore Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell Singapore Dollars to pay these expenses. The sale of the Trust’s Singapore Dollars to pay expenses in USD at a time of low Singapore Dollar prices could adversely affect the value of the Shares.

The Trustee will sell Singapore Dollars held by the Trust to pay any Trust expenses incurred in USD, irrespective of then-current Singapore Dollar prices. The Trust is not actively managed and no attempt will be made to buy or sell

Singapore Dollars to protect against or to take advantage of fluctuations in the price of the Singapore Dollar. Consequently, if the Trust incurs expenses in USD the Trust’s Singapore Dollars may be sold at a time when the Singapore Dollar price is low, resulting in a negative effect on the value of the Shares.

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

Neither the Shares nor the Deposit Accounts and the Singapore Dollars deposited in them are deposits insured against loss by the FDIC or any other federal agency. Deposits may only have limited protection under the Financial Services Compensation Scheme of England.

If the Depository becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Singapore Dollars held in the Deposit Accounts.

Singapore Dollars deposited in the Deposit Accounts by an Authorized Participant will be commingled with Singapore Dollars deposited by other Authorized Participants and will be held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Singapore Dollars held in the Deposit Accounts will not be segregated from the Depository’s other assets.

The Trust will have no proprietary rights in or to any specific Singapore Dollars held by the Depository and will be an unsecured creditor of the Depository with respect to the Singapore Dollars held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Singapore Dollars deposited by the Trust or the Authorized Participant and in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

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

The Bank of New York Mellon and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of The Bank of New York Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850 which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the year ended October 31, 2011. The balance reflected in the financial statements is seed capital from the Sponsor.

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

Results of Operations

No shares were created or redeemed during the years ended October 31, 2009, October 31, 2010 or October 31, 2011. As of October 31, 2009, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $72. As of October 31, 2010, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $77. As of October 31, 2011, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $80.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2011.

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

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 47, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 44, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 40, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2011 and October 31, 2010:

	2011	2010
Audit Fees	$9,000	$9,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$9,000	$9,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-150684) filed by the Trust on May 7, 2008.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Rydex Specialized Products LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Form of Participant Agreement.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Singapore Dollar Trust

Financial Statements as of October 31, 2011

Index

Page
Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2011 and October 31, 2010	F-4

Statements of Income and Comprehensive Income for the year ended October 31, 2011, the year ended October 31, 2010, and the year ended October 31, 2009	F-5

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2011, the year ended October 31, 2010, and the year ended October 31, 2009	F-6

Statements of Cash Flows for the year ended October 31, 2011, the year ended October 31, 2010, and the year ended October 31, 2009	F-7

Notes to the Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Singapore Dollar Trust:

In our opinion, the statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CurrencyShares® Singapore Dollar Trust (the “Trust”) for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Singapore Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Singapore Dollar Trust (the “Trust”) as of October 31, 2011 and October 31, 2010, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended October 31, 2011 and October 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Singapore Dollar Trust at October 31, 2011 and October 31, 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and October 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	October 31, 2011	October 31, 2010
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$—	$—
Singapore Dollar deposits, non-interest bearing	80	77

Total Assets	$80	$77

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 1 issued and outstanding	80	77
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$80	$77

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2011	Year ended October 31, 2010	Year Ended October 31, 2009
Income
Total Income	$—	$—	$—

Expenses
Total Expenses	—	—	—
Net Income	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	3	5	5

Total Comprehensive Income	$3	$5	$5

Basic and Diluted Earnings per share	$0	$0	$0
Weighted-average Shares Outstanding	1	1	1
Cash Dividends per Share	$0	$0	$0

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholder’s Equity

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	—	—	—

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	3	5	5
Adjustment of redeemable capital shares to redemption value	(3)	(5)	(5)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$—

Cash flows from financing activities
Net cash provided by financing activities	—	—	—

Adjustment to period cash flows due to currency movement	3	5	5

Increase in cash	3	5	5
Cash at beginning of year	77	72	67

Cash at end of year	$80	$77	$72

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

The Trustee will calculate the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollar deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Singapore Dollar exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2011, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 80 USD. For the year ended October 31, 2010, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 77 USD. For the year ended October 31, 2009, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 72 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2011		Year ended October 31, 2010		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$77	1	$72	1	$67
Shares issued	—	—	—	—	—	—
Shares redeemed	—	—	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	3	—	5	—	5

Ending balance	1	$80	1	$77	1	$72

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 13, 2012.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Singapore Dollar Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer	January 13, 2012
Nikolaos Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 13, 2012
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	January 13, 2012
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.