Form 10-Q
period 2013-04-30
CurrencyShares Singapore Dollar Trust
filed 2013-06-07
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$8,115,453	$—
Singapore Dollar deposits, non-interest bearing	—	82

Total Current Assets	$8,115,453	$82

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$3,112	$—

Total Current Liabilities	3,112	—
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 and 1 issued and outstanding, respectively	8,112,341	82
Shareholders’ Equity:
Retained Earnings	—
Cumulative Translation Adjustment	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,115,453	$82

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—
Expenses
Sponsor’s fee	(9,005)	—	(9,005)	—

Total Expenses	(9,005)	—	(9,005)	—
Net Loss	$(9,005)	$—	$(9,005)	$—

Basic and Diluted Earnings per Share	$(0.08)	$—	$(0.16)	$—
Weighted-average Shares Outstanding	115,731	1	56,907	1
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(67)	1	(68)	1

Total Comprehensive (Loss)/Income	$(9,072)	$1	$(9,073)	$1

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2013 (Unaudited)	Year ended October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(9,005)	—
Adjustment of redeemable capital shares to redemption value	9,005	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—
Currency translation adjustment	(68)	(2)
Adjustment of redeemable capital shares to redemption value	68	2

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2013	Six months ended April 30, 2012
Cash flows from operating activities
Cash paid for expenses	$(5,956)	$—

Net cash used in operating activities	(5,956)	—
Cash flows from financing activities
Cash received to purchase redeemable shares	12,171,056	—
Cash paid to redeem redeemable shares	(4,054,670)	—

Net cash provided by financing activities	8,116,386	—
Adjustment to period cash flows due to currency movement	4,941	1

Increase in cash	8,115,371	1
Cash at beginning of period	82	80

Cash at end of period	$8,115,453	$81

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(9,005)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(63)	—
Accrued sponsor fee	3,112	—

Net cash used in operating activities	$(5,956)	$—

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

2. Significant Accounting Policies

A. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statement, and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollar deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Singapore Dollar exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Singapore Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial statement is translated from Singapore Dollar to USD. The Closing Spot Rate on the last day of the period is used for translation in the statement of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

E. Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Singapore Dollar effective on the first business day of the subsequent month. The Trustee will direct that the excess Singapore Dollar be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3. Singapore Dollar Deposits

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.00%. For the six months ended April 30, 2013, there were Singapore Dollar principal deposits of 14,999,617, Singapore Dollar principal redemptions of 4,996,978 and Singapore Dollar withdrawals (to pay expenses) of 7,341, resulting in an ending Singapore Dollar principal balance of 9,995,398. This equates to 8,115,453 USD. For the year ended October 31, 2012, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 82 USD.

Net interest, if any, associated with creation and redemption activity is held in a Singapore Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4. Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Singapore Dollar. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Six Months ended April 30, 2013 (Unaudited)		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$82	1	$80
Shares issued	150,000	12,171,056	—	—
Shares redeemed	(50,001)	(4,054,670)	—	—
Adjustment to period Shares due to currency movement and other	—	(4,127)	—	2

Ending balance	100,000	$8,112,341	1	$82.00

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Singapore Dollar held by the Trust (including all unpaid interest accrued, if any, through the preceding day) and calculates the value of the Singapore Dollar in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determines that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Singapore Dollar, they determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Singapore Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the Singapore Dollar/USD exchange rate as determined by The World Markets Company PLC, a State Street business, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of Singapore Dollar

The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Singapore Dollars. Each outstanding Share represents a proportional interest in the Singapore Dollars held by the Trust. The following chart illustrates recent movements in the price of Singapore Dollars in USD and is based on the Closing Spot Rate.

NAV per Share; Valuation of the Singapore Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 100 Singapore Dollars.

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Singapore Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). To date, the Trust has not made any distributions.

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

Results of Operations

As of October 31, 2012, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $82. No shares were created or redeemed during the year ended October 31, 2012 or the three months ended January 31, 2013. Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013.

During the six months ended April 30, 2013, 150,000 Shares were created in exchange for 14,999,617 Singapore Dollars and 50,001 Shares were redeemed in exchange for 4,996,978 Singapore Dollars. In addition, 7,341 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2013, the number of Singapore Dollars owned by the Trust was 9,995,398, resulting in a redeemable capital Share value of $8,112,341.

An increase in the Trust’s redeemable capital Share value from $82 at October 31, 2012 to $8,112,341 at April 30, 2013, was primarily the result of an increase in the number of Shares outstanding from 1 at October 31, 2012 to 100,000 at April 30, 2013.

No interest income was earned during the three months ended April 30, 2013 and the six months ended April 30, 2013, due to an annual nominal interest rate of 0% through those periods, as set forth in the chart above. Interest income, if any, did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no interest income was earned during the three months ended April 30, 2012 and the six months ended April 30, 2012.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of Singapore Dollars in the Trust. The Sponsor’s fee was $9,005 for the three months ended April 30, 2013 and $9,005 for the six months ended April 30, 2013, The Sponsor’s fee did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no Sponsor’s fee was charged during the three months ended April 30, 2012 and the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2013 was $9,005, due to the Sponsor’s fee of $9,005 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2013 was $9,005, due to the Sponsor’s fee of $9,005 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2012, the three months ended April 30, 2013, the six months ended April 30, 2012 and the six months ended April 30, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Singapore Dollar exchange rate and the nominal annual interest rate paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2013, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	—	$—
03/01/2013 – 03/31/2013	—	$—
04/01/2013 – 04/30/2013	50,000	$80.78

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: June 7, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)