Form 10-Q
period 2013-07-31
CurrencyShares Singapore Dollar Trust
filed 2013-09-06
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34164

CurrencyShares® Singapore Dollar Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 30-6164139
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

805 King Farm Boulevard, Suite 600
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	July 31, 2013
	(Unaudited)	October 31, 2012
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$7,837,739	$—
Singapore Dollar deposits, non-interest bearing	—	82

Total Current Assets	$7,837,739	$82

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,662	$—

Total Current Liabilities	2,662	—
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 and 1 issued and outstanding, respectively	7,835,077	82
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,837,739	$82

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(7,995)	—	(17,000)	—

Total Expenses	(7,995)	—	(17,000)	—
Net Loss	$(7,995)	$—	$(17,000)	$—

Basic and Diluted Earnings per Share	$(0.08)	$—	$(0.24)	$—
Weighted-average Shares Outstanding	100,000	1	71,429	1
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	91	(1)	23	—

Total Comprehensive Loss	$(7,904)	$(1)	$(16,977)	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended
	July 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(17,000)	—
Adjustment of redeemable capital shares to redemption value	17,000	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	23	(2)
Adjustment of redeemable capital shares to redemption value	(23)	2

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	July 31, 2013	July 31, 2012
Cash flows from operating activities
Cash paid for expenses	$(14,379)	$—

Net cash used in operating activities	(14,379)	—
Cash flows from financing activities
Cash received to purchase redeemable shares	12,081,942	—
Cash paid to redeem redeemable shares	(4,024,982)	—

Net cash provided by financing activities	8,056,960	—
Adjustment to period cash flows due to currency movement	(204,924)	—

Increase in cash	7,837,657	—
Cash at beginning of period	82	80

Cash at end of period	$7,837,739	$80

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(17,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(41)	—
Accrued sponsor fee	2,662	—

Net cash used in operating activities	$(14,379)	$—

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2013, there were Singapore Dollar principal deposits of 14,999,617, Singapore Dollar principal redemptions of 4,996,978 and Singapore Dollar withdrawals (to pay expenses) of 17,851, resulting in an ending Singapore Dollar principal balance of 9,984,888. This equates to 7,837,739 USD. For the year ended October 31, 2012, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 82 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine Months ended
	July 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$82	1	$80
Shares issued	150,000	12,081,942	—	—
Shares redeemed	(50,001)	(4,024,982)	—	—
Adjustment to period Shares due to currency movement and other	—	(221,965)	—	2

Ending balance	100,000	$7,835,077	1	$82

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

During the nine months ended July 31, 2013, 150,000 Shares were created in exchange for 14,999,617 Singapore Dollars and 50,001 Shares were redeemed in exchange for 4,996,978 Singapore Dollars. In addition, 17,851 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2013, the number of Singapore Dollars owned by the Trust was 9,984,888, resulting in a redeemable capital Share value of $7,835,077.

An increase in the Trust’s redeemable capital Share value from $82 at October 31, 2012 to $7,835,077 at July 31, 2013, was primarily the result of an increase in the number of Shares outstanding from 1 at October 31, 2012 to 100,000 at July 31, 2013.

No interest income was earned during the three and nine months ended July 31, 2013, due to an annual nominal interest rate of 0% through those periods, as set forth in the chart above. Interest income, if any, did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no interest income was earned during the three and nine months ended July 31, 2012.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of Singapore Dollars in the Trust. The Sponsor’s fee was $7,995 for the three months ended July 31, 2013 and $17,000 for the nine months ended July 31, 2013, The Sponsor’s fee did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no Sponsor’s fee was charged during the three and nine months ended July 31, 2012. The only expense of the Trust during the three and nine months ended July 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2013 was $7,995 due to the Sponsor’s fee of $7,995 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2013 was $17,000 due to the Sponsor’s fee of $17,000 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2012 and 2013 or the nine months ended July 31, 2012 and 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Singapore Dollar exchange rate and the nominal annual interest rate paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Post-Effective Amendment Number 1 to Form S-1 Registration Statement (File number 333-176302) filed by the Trust on January 16, 2013.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST
		By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: September 6, 2013	By:		/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)