Form 10-K
period 2013-10-31
CurrencyShares Singapore Dollar Trust
filed 2014-01-14
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34164

CurrencyShares® Singapore Dollar Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 30-6164139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Singapore Dollar Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $8,112,000.

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

i

PART I

Item 1. Business

Overview

The CurrencyShares® Singapore Dollar Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Shares began trading on NYSE Arca under the ticker symbol “FXSG” on February 13, 2013. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Singapore Dollars and distributes Singapore Dollars in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Singapore Dollar.

The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares will not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $24,987 for the fiscal year ended October 31, 2013.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Singapore Dollars in the Trust at the end of the preceding day accrued but unpaid interest, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the USD/ Singapore Dollar exchange rate as determined by The WM Company, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Singapore Dollar deposit balances.

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Singapore Dollars owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

The Shares are designed to reflect the price of the Singapore Dollar, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Singapore Dollar, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

Each outstanding Share will represent a fractional, undivided interest in the Singapore Dollars held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned may not exceed expenses, in which case the Trustee will withdraw Singapore Dollars from the Trust to pay these excess expenses. As a result, the amount of Singapore Dollars represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Singapore Dollars into the Trust, as the amount of Singapore Dollars required to create Shares will proportionately reflect the amount of Singapore Dollars represented by the Shares outstanding at the time of creation. Assuming a constant Singapore Dollar price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Singapore Dollar as the amount of Singapore Dollars represented by the Shares gradually declines, In this event, the Shares will only maintain their original price if the price of the Singapore Dollar increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Singapore Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily at an initial annual nominal rate of the Singapore Dollar Modal Broker Rate minus 40 basis points, and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the Singapore Dollar Modal Broker Rate, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Singapore Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell Singapore Dollars to pay these expenses. The sale of the Trust’s Singapore Dollars to pay expenses in USD at a time of low Singapore Dollar prices could adversely affect the value of the Shares.

The Trustee will sell Singapore Dollars held by the Trust to pay Trust expenses, if any, incurred in USD, irrespective of then-current Singapore Dollar prices. The Trust is not actively managed and no attempt will be made to buy or sell Singapore Dollars to protect against or to take advantage of fluctuations in the price of the Singapore Dollar. Consequently, if the Trust incurs expenses in USD the Trust’s Singapore Dollars may be sold at a time when the Singapore Dollar price is low, resulting in a negative effect on the value of the Shares.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the full protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Singapore Dollars deposited in them are deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

If the Depository becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Singapore Dollars held in the Deposit Accounts.

Singapore Dollars deposited in the Deposit Accounts by an Authorized Participant are commingled with Singapore Dollars deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Singapore Dollars held in the Deposit Accounts are not segregated from the Depository’s other assets.

The Trust has no proprietary rights in or to any specific Singapore Dollars held by the Depository and will be an unsecured creditor of the Depository with respect to the Singapore Dollars held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Singapore Dollars deposited by the Trust or the Authorized Participant and in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Singapore Dollars held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the reality that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act.

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

The Trust is not registered as an investment company under the Investment Company Act and is not required to register under that act. Consequently, Shareholders do not have the regulatory protections afforded to investors in registered investment companies.

Shareholders do not have the rights enjoyed by investors in certain other financial instruments.

As interests in a grantor trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Apart from the rights afforded to them by federal and state securities laws, Shareholders have only those rights relative to the Trust, the Trust property and the Shares that are set forth in the Depositary Trust Agreement. In this connection, the Shareholders have limited voting and distribution rights. They do not have the right to elect directors. See “Business – The Shares – Limited Rights” for a description of the limited rights of the Shareholders.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the period from February 13, 2013 (date of inception) to October 31, 2013.

Period from February 13, 2013 (date of inception) to October 31, 2013:	High	Low
Quarter Ended
April 30, 2013	$81.12	$79.90
July 31, 2013	$81.45	$78.14
October 31, 2013	$80.80	$77.68

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 25.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal year ended October 31, 2013.

In the future, to the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Singapore Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Singapore Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6. Selected Financial Data

Following are financial highlights for the period from February 13, 2013 (date of inception) to October 31, 2013.

February 13, 2013 [Date of Inception] to October 31, 2013
Income
Interest income	$—

Total Income	—
Expenses
Sponsor’s fee	(24,987)

Total Expenses	(24,987)

Net Loss	$(24,987)

Basic and Diluted Earnings per Share	$(0.32)
Weighted-average Shares Outstanding	78,630
Cash Dividends per Share	$—

Other Comprehensive Loss:
Currency translation adjustment	(99)

Total Comprehensive Loss	$(25,086)

As of October 31, 2013, total assets were $8,041,945, and for the fiscal year ended October 31, 2013, net cash flows were $8,041,863.

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

NAV per Share; Valuation of the Singapore Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 100 Singapore Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

No shares were created or redeemed during the years ended October 31, 2011 or October 31, 2012. As of October 31, 2011, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $80. As of October 31, 2012, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $82. Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013. During the year ended October 31, 2013, an additional 150,000 shares were created in exchange for 14,999,617 Singapore Dollars and 50,001 shares were redeemed in exchange for 4,996,978 Singapore Dollars. As of October 31, 2013, the number of Singapore Dollars owned by the Trust was 9,974,826, resulting in a redeemable capital share value of $8,039,213.

An increase in the Trust’s redeemable capital Share value from $82 at October 31, 2012 to $8,039,213 at October 31, 2013, was primarily the result of an increase in the number of Shares outstanding from 1 at October 31, 2012 to 100,000 at October 31, 2013.

No interest income was earned during the year ended October 31, 2013 due to an annual nominal interest rate of 0.00% through that period as set forth in the chart above. Interest income did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of Singapore Dollars in the Trust. The Sponsor’s fee was $24,987 for the year ended October 31, 2013. The Sponsor’s fee did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no Sponsor’s fee was charged during the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2013 was $24,987, due to the Sponsor’s fee of $24,987 exceeding the interest income of $0.

Cash dividends were not paid by the Trust in the year ended October 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during that period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012

Audit Fees	$23,361	$9,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$23,361	$9,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Execution & Clearing Services LLC, The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Singapore Dollar Trust

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Singapore Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Singapore Dollar Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Singapore Dollar Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$8,041,945	$—
Singapore Dollar deposits, non-interest bearing	—	82

Total Current Assets	$8,041,945	$82

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,732	$—

Total Current Liabilities	2,732	—

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 and 1 issued and outstanding, respectively	8,039,213	82
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,041,945	$82

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011

Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(24,987)	—	—

Total Expenses	(24,987)	—	—

Net Loss	$(24,987)	$—	$—

Basic and Diluted Earnings per Share	$(0.32)	$—	$—
Weighted-average Shares Outstanding	78,630	1	1
Cash Dividends per Share	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(99)	2	3

Total Comprehensive (Loss)/Income	$(25,086)	$2	$3

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholder’s Equity

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(24,987)	—	—

Adjustment of redeemable capital shares to redemption value	24,987	—	—

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(99)	2	3

Adjustment of redeemable capital shares to redemption value	99	(2)	(3)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011

Cash flows from operating activities
Cash paid for expenses	$(22,402)	$—	$—

Net cash used in operating activities	(22,402)	—	—

Cash flows from financing activities
Cash received to purchase redeemable shares	12,038,393	—	—
Cash paid to redeem redeemable shares	(4,010,474)	—	—

Net cash provided by financing activities	8,027,919	—	—

Adjustment to period cash flows due to currency movement	36,346	2	3

Increase in cash	8,041,863	2	3
Cash at beginning of year	82	80	77

Cash at end of year	$8,041,945	$82	$80

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(24,987)	$—	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(147)	—	—
Accrued sponsor fee	2,732	—	—

Net cash used in operating activities	$(22,402)	$—	$—

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollar deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Singapore Dollar exchange rate as determined by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.00%. For the year ended October 31, 2013, there were Singapore Dollar principal deposits of 14,999,617 Singapore Dollar principal redemptions of 4,996,978 and Singapore Dollar withdrawals (to pay expenses) of 27,913 resulting in an ending Singapore Dollar principal balance of 9,974,826. This equates to 8,041,945 USD. For the year ended October 31, 2012, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 82 USD. For the year ended October 31, 2011, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 80 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$82	1	$80	1	$77
Shares issued	150,000	12,038,393	—	—	—	—
Shares redeemed	(50,001)	(4,010,474)	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	11,212	—	2	—	3

Ending balance	100,000	$8,039,213	1	$82	1	$80

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Singapore Dollar held by the Trust (including all unpaid interest, if any, accrued through the preceding day) and calculates the value of the Singapore Dollar in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Singapore Dollar, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(7,987)	(7,995)	(9,005)	—

Total Expenses	(7,987)	(7,995)	(9,005)	—
Net Loss	$(7,987)	$(7,995)	$(9,005)	$—

Basic and Diluted Earnings per Share	$(0.08)	$(0.08)	$(0.08)	$—
Weighted-average Shares Outstanding	100,000	100,000	115,731	1
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(122)	91	(67)	(1)

Total Comprehensive Loss	$(8,109)	$(7,904)	$(9,072)	$(1)

6.	Sponsor’s Fee

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

7.	Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers.

8.	Concentration Risk

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

9.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

10.	Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2014
Nikolaos Bonos

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2014
Joseph Arruda

/S/ MICHAEL BYRUM	Director	January 14, 2014
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.