Form 10-Q
period 2014-01-31
CurrencyShares Singapore Dollar Trust
filed 2014-03-12
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	January 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$7,795,944	$8,041,945
Singapore Dollar deposits, non-interest bearing	—	—

Total Current Assets	$7,795,944	$8,041,945

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,648	$2,732

Total Current Liabilities	2,648	2,732

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 issued and outstanding	7,793,296	8,039,213
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,795,944	$8,041,945

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013

Income
Interest Income	$1	$—

Total Income	1	—

Expenses
Sponsor’s fee	(7,976)	—

Total Expenses	(7,976)	—

Net Loss	$(7,975)	$—

Basic and Diluted Earnings per Share	$(0.08)	$—
Weighted-average Shares Outstanding	100,000	1
Cash Dividends per Share	$—	$—

Other Comprehensive Gain/(Loss):
Currency translation adjustment	114	(1)

Total Comprehensive Loss	$(7,861)	$(1)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2014 (Unaudited)	Year ended October 31, 2013

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(7,975)	(24,987)
Adjustment of redeemable capital shares to redemption value	7,975	24,987

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	114	(99)
Adjustment of redeemable capital shares to redemption value	(114)	99

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013

Cash flows from operating activities
Cash received for accrued income	$1	$—
Cash paid for expenses	(7,978)	—

Net cash used in operating activities	(7,977)	—

Cash flows from financing activities
Net cash provided by financing activities	—	—

Adjustment to period cash flows due to currency movement	(238,024)	(1)

Decrease in cash	(246,001)	(1)
Cash at beginning of period	8,041,945	82

Cash at end of period	$7,795,944	$81

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(7,975)	$—
Adjustments to reconcile net income to net cash used in operating activities:
Currency translation adjustment	82	—
Accrued sponsor fee	2,648	—
Prior period accrued sponsor fee	(2,732)	—

Net cash used in operating activities	$(7,977)	$—

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2014.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollar deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Singapore Dollar exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. For the three months ended January 31, 2014, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 10,051, resulting in an ending Singapore Dollar principal balance of 9,964,775. This equates to 7,795,944 USD. For the year ended October 31, 2013, there were Singapore Dollar principal deposits of 14,999,617, Singapore Dollar principal redemptions of 4,996,978 and Singapore Dollar withdrawals (to pay expenses) of 27,913, resulting in an ending Singapore Dollar principal balance of 9,974,826. This equates to 8,041,945 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$8,039,213	1	$82
Shares issued	—	—	150,000	12,038,393
Shares redeemed	—	—	(50,001)	(4,010,474)
Adjustment to period Shares due to currency movement and other	—	(245,917)	—	11,212

Ending balance	100,000	$7,793,296	100,000	$8,039,213

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Singapore Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the Singapore Dollar/USD exchange rate as determined by The WM Company, as of 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013.

As of October 31, 2013, the number of Singapore Dollars owned by the Trust was 9,974,826, resulting in a redeemable capital share value of $8,039,213. During the three months ended January 31, 2014, no additional Shares were created and no additional Shares were redeemed. In addition, 10,051 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2014, the number of Singapore Dollars owned by the Trust was 9,964,775, resulting in a redeemable capital Share value of $7,793,296.

A decrease in the Trust’s redeemable capital Share value from $8,039,213 at October 31, 2013 to $7,793,296 at January 31, 2014 was primarily the result of a decrease in the Closing Spot Rate from 0.80622 at October 31, 2013 to 0.78235 at January 31, 2014.

Interest income did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no interest income was earned during the three months ended January 31, 2013. Interest income increased from $0 for the three months ended January 31, 2013 to $1 for the three months ended January 31, 2014 due to a brief, slight increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. The Sponsor’s fee did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no Sponsor’s fee was charged during the three months ended January 31, 2013. The Sponsor’s fee increased from $0 for the three months ended January 31, 2013 to $7,976 for the three months ended January 31, 2014 due primarily to an increase in the weighted-average Japanese Yen in the Trust. The only expense of the Trust during the three months ended January 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2014 was $7,975 due to the Sponsor’s fee of $7,976 exceeding interest income of $1.

Cash dividends were not paid by the Trust in the three months ended January 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during that period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Singapore Dollar exchange rate and the nominal annual interest rate to be paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Execution & Clearing Services LLC, The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SINGAPORE DOLLAR TRUST
	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: March 12, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)