Form 10-Q
period 2014-04-30
CurrencyShares Singapore Dollar Trust
filed 2014-06-09
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013	2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013	4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$7,930,021	$8,041,945
Singapore Dollar deposits, non-interest bearing	—	—

Total Current Assets	$7,930,021	$8,041,945

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,607	$2,732

Total Current Liabilities	2,607	2,732

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 issued and outstanding	7,927,414	8,039,213
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,930,021	$8,041,945

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	Six months ended April 30, 2014	Six months ended April 30, 2013
Income
Interest Income	$—	$—	$1	$—

Total Income	—	—	1	—

Expenses
Sponsor’s fee	(7,690)	(9,005)	(15,666)	(9,005)

Total Expenses	(7,690)	(9,005)	(15,666)	(9,005)

Net Loss	$(7,690)	$(9,005)	$(15,665)	$(9,005)

Basic and Diluted Earnings per Share	$(0.08)	$(0.08)	$(0.16)	$(0.16)
Weighted-average Shares Outstanding	100,000	115,731	100,000	56,907
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(46)	(67)	68	(68)

Total Comprehensive Loss	$(7,736)	$(9,072)	$(15,597)	$(9,073)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(15,665)	(24,987)
Adjustment of redeemable capital shares to redemption value	15,665	24,987

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	68	(99)
Adjustment of redeemable capital shares to redemption value	(68)	99

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013
Cash flows from operating activities
Cash received for accrued income	$1	$—
Cash paid for expenses	(15,758)	(5,956)

Net cash used in operating activities	(15,757)	(5,956)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	12,171,056
Cash paid to redeem redeemable shares	—	(4,054,670)

Net cash provided by financing activities	—	8,116,386

Adjustment to period cash flows due to currency movement	(96,167)	4,941

(Decrease)/Increase in cash	(111,924)	8,115,371
Cash at beginning of period	8,041,945	82

Cash at end of period	$7,930,021	$8,115,453

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(15,665)	$(9,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	33	(63)
Accrued sponsor fee	2,607	3,112
Prior period accrued sponsor fee	(2,732)	—

Net cash used in operating activities	$(15,757)	$(5,956)

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.00%. For the six months ended April 30, 2014, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 19,874, resulting in an ending Singapore Dollar principal balance of 9,954,952. This equates to 7,930,021 USD. For the year ended October 31, 2013, there were Singapore Dollar principal deposits of 14,999,617, Singapore Dollar principal redemptions of 4,996,978 and Singapore Dollar withdrawals (to pay expenses) of 27,913, resulting in an ending Singapore Dollar principal balance of 9,974,826. This equates to 8,041,945 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$8,039,213	1	$82
Shares issued	—	—	150,000	12,038,393
Shares redeemed	—	—	(50,001)	(4,010,474)
Adjustment to period Shares due to currency movement and other	—	(111,799)	—	11,212

Ending balance	100,000	$7,927,414	100,000	$8,039,213

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013.

As of October 31, 2013, the number of Singapore Dollars owned by the Trust was 9,974,826, resulting in a redeemable capital share value of $8,039,213. During the six months ended April 30, 2014, no additional Shares were created and no additional Shares were redeemed. In addition, 19,874 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2014, the number of Singapore Dollars owned by the Trust was 9,954,952, resulting in a redeemable capital Share value of $7,927,414.

A decrease in the Trust’s redeemable capital Share value from $8,039,213 at October 31, 2013 to $7,927,414 at April 30, 2014 was primarily the result of a decrease in the Closing Spot Rate from 0.80622 at October 31, 2013 to 0.79659 at April 30, 2014.

Interest income did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. No interest income was earned during the three months ended April 30, 2013 and the three months ended April 30, 2014 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above. Interest income increased from $0 for the six months ended April 30, 2013 to $1 for the six months ended April 30, 2014 due to a brief, slight increase in the annual nominal interest rate paid by the Depository.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. The Sponsor’s fee did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. Due primarily to a decrease in the weighted-average Singapore Dollars in the Trust, the Sponsor’s fee decreased from $9,005 for the three months ended April 30, 2013 to $7,690 for the three months ended April 30, 2014. Due primarily to an increase in the weighted-average Singapore Dollars in the Trust, the Sponsor’s fee increased from $9,005 for the six months ended April 30, 2013 to $15,666 for the six months ended April 30, 2014. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2014 was $7,690 due to the Sponsor’s fee of $7,690 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2014 was $15,665 due to the Sponsor’s fee of $15,666 exceeding interest income of $1.

Cash dividends were not paid by the Trust during the three months ended April 30, 2013, the three months ended April 30, 2014, the six months ended April 30, 2013 and the six months ended April 30, 2014, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Singapore Dollar exchange rate and the nominal annual interest rate to be paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST
	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: June 9, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)