Form 10-K
period 2014-10-31
CurrencyShares Singapore Dollar Trust
filed 2015-01-14
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $7,870,000.

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $31,635 for the fiscal year ended October 31, 2014.

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

Each outstanding Share represents a fractional, undivided interest in the Singapore Dollars held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Singapore Dollars from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Singapore Dollars represented by each Share will gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Singapore Dollars into the Trust, as the amount of Singapore Dollars required to create Shares will proportionately reflect the amount of Singapore Dollars represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of Singapore Dollars increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

Investors should be aware that a gradual decline in the amount of Singapore Dollars represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of the Singapore Dollar. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

The payment of expenses by the Trust will result in a taxable event to Shareholders. To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered Singapore Dollars.

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Singapore Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily at an initial annual nominal rate of the Singapore Dollar Modal Broker Rate minus 40 basis points, and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the Singapore Dollar Modal Broker Rate, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Singapore Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the protection provided for bank deposits under English law.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Singapore Dollars held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository could terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. If directed by the Sponsor, the Trustee must terminate the Depository. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

Shareholders may incur significant fees upon the termination of the Trust.

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Authorized Participants tendering their Baskets within 90 days of the Trust’s termination will receive the amount of Singapore Dollars represented by their Baskets. Shareholders may incur significant fees if they choose to convert the Singapore Dollars they receive to USD.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal year ended October 31, 2014, and during the period from February 13, 2013 (date of inception) to October 31, 2013.

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$80.33	$77.28
April 30, 2014	$79.99	$77.71
July 31, 2014	$80.54	$78.87
October 31, 2014	$79.93	$77.77

Period from February 13, 2013 (date of inception) to October 31, 2013:	High	Low
Quarter Ended
April 30, 2013	$81.12	$79.90
July 31, 2013	$81.45	$78.14
October 31, 2013	$80.80	$77.68

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 25.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2014 and October 31, 2013.

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

Item 6. Selected Financial Data

Following are financial highlights for fiscal year ended October 31, 2014, and the period from February 13, 2013 (date of inception) to October 31, 2013.

	Fiscal Year ended October 31, 2014	February 13, 2013 [Date of Inception] to October 31, 2013
Income

Interest income	$1	$—

Total Income	1	—

Expenses

Sponsor’s fee	(31,635)	(24,987)

Total Expenses	(31,635)	(24,987)

Net Loss	$(31,634)	$(24,987)

Basic and Diluted Earnings per Share	$(0.32)	$(0.32)
Weighted-average Shares Outstanding	100,000	78,630

Cash Dividends per Share	$—	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	207	(99)

Total Comprehensive Loss	$(31,427)	$(25,086)

As of October 31, 2014, total assets were $7,728,516, and for the fiscal year ended October 31, 2014, net cash flows were $(313,429).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

No shares were created or redeemed during the year ended October 31, 2012. As of October 31, 2012, the number of Singapore Dollars owned by the Trust was 100 resulting in a redeemable capital share value of $82. Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013. During the year ended October 31, 2013, an additional 150,000 shares were created in exchange for 14,999,617 Singapore Dollars and 50,001 shares were redeemed in exchange for 4,996,978 Singapore Dollars. In addition, 27,913 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2013, the number of Singapore Dollars owned by the Trust was 9,974,826, resulting in a redeemable capital share value of $8,039,213. During the year ended October 31, 2014, no shares were created or redeemed, and 39,819 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2014, the number of Singapore Dollars owned by the Trust was 9,935,007, resulting in a redeemable capital share value of $7,725,891.

A decrease in the Trust’s redeemable capital Share value from $8,039,213 at October 31, 2013 to $7,725,891 at October 31, 2014, was primarily the result of a decrease in the Closing Spot Rate from 0.80622 at October 31, 2013 to 0.77791 at October 31, 2014. An increase in the Trust’s redeemable capital Share value from $82 at October 31, 2012 to $8,039,213 at October 31, 2013, was primarily the result of an increase in the number of Shares outstanding from 1 at October 31, 2012 to 100,000 at October 31, 2013.

Interest income increased from $0 for the year ended October 31, 2013 to $1 for the year ended October 31, 2014 due to a very slight one day increase in the interest rate during the period. No interest income was earned during the year ended October 31, 2013, due to an annual nominal interest rate of 0.00% through the period, as set forth in the chart above. Interest income did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of Singapore Dollars in the Trust. Due primarily to an increase in the weighted-average Singapore Dollars in the Trust, the Sponsor’s fee increased from $24,987 for the year ended October 31, 2013 to $31,635 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. The Sponsor’s fee was $24,987 for the year ended October 31, 2013. The Sponsor’s fee did not accrue prior to the commencement of the Trust’s Shares trading on NYSE Arca on February 13, 2013. As a result, no Sponsor’s fee was charged during the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2014 was $31,634, due to the Sponsor’s fee of $31,635 exceeding the interest income of $1. The Trust’s net loss for the year ended October 31, 2013 was $24,987, due to the Sponsor’s fee of $24,987 exceeding the interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2014 and October 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

I tem 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

I tem 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013
Audit Fees	$25,229	$23,361
Audit-related fees	4,100	0
Tax fees	0	0
All other Fees	0	0

	$29,329	$23,361

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

CurrencyShares® Singapore Dollar Trust

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Singapore Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Singapore Dollar Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Singapore Dollar Trust at October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	October 31, 2014	October 31, 2013
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$7,728,516	$8,041,945
Singapore Dollar deposits, non-interest bearing	—	—

Total Current Assets	$7,728,516	$8,041,945

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,625	$2,732

Total Current Liabilities	2,625	2,732

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 issued and outstanding	7,725,891	8,039,213
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,728,516	$8,041,945

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Income
Interest Income	$1	$—	$—

Total Income	1	—	—

Expenses
Sponsor’s fee	(31,635)	(24,987)	—

Total Expenses	(31,635)	(24,987)	—

Net Loss	$(31,634)	$(24,987)	$—

Basic and Diluted Earnings per Share	$(0.32)	$(0.32)	$—
Weighted-average Shares Outstanding	100,000	78,630	1
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	207	(99)	2

Total Comprehensive (Loss)/Income	$(31,427)	$(25,086)	$2

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholder’s Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(31,634)	(24,987)	—
Adjustment of redeemable capital shares to redemption value	31,634	24,987	—

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	207	(99)	2
Adjustment of redeemable capital shares to redemption value	(207)	99	(2)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Cash flows from operating activities
Cash received for accrued income	$1	$—	$—
Cash paid for expenses	(31,646)	(22,402)	—

Net cash used in operating activities	(31,645)	(22,402)	—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	12,038,393	—
Cash paid to redeem redeemable shares	—	(4,010,474)	—

Net cash provided by financing activities	—	8,027,919	—

Adjustment to period cash flows due to currency movement	(281,784)	36,346	2

(Decrease)/Increase in cash	(313,429)	8,041,863	2
Cash at beginning of year	8,041,945	82	80

Cash at end of year	$7,728,516	$8,041,945	$82

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(31,634)	$(24,987)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	96	(147)	—
Accrued sponsor fee	2,625	2,732	—
Prior period accrued sponsor fee	(2,732)	—	—

Net cash used in operating activities	$(31,645)	$(22,402)	$—

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollar deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Singapore Dollar exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. For the year ended October 31, 2014, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 39,819, resulting in an ending Singapore Dollar principal balance of 9,935,007. This equates to 7,728,516 USD. For the year ended October 31, 2013, there were Singapore Dollar principal deposits of 14,999,617, Singapore Dollar principal redemptions of 4,996,978 and Singapore Dollar withdrawals (to pay expenses) of 27,913, resulting in an ending Singapore Dollar principal balance of 9,974,826. This equates to 8,041,945 USD. For the year ended October 31, 2012, there were no principal deposits and no principal redemptions resulting in an ending Singapore Dollar balance of 100. This equates to 82 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2014		October 31, 2013		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$8,039,213	1	$82	1	$80
Shares issued	—	—	150,000	12,038,393	—	—
Shares redeemed	—	—	(50,001)	(4,010,474)	—	—
Adjustment to period Shares due to currency movement and other	—	(313,322)	—	11,212	—	2

Ending balance	100,000	$7,725,891	100,000	$8,039,213	1	$82

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014
Income
Interest Income	$—	$—	$—	$1

Total Income	—	—	—	1

Expenses
Sponsor’s fee	(7,936)	(8,033)	(7,690)	(7,976)

Total Expenses	(7,936)	(8,033)	(7,690)	(7,976)

Net Loss	$(7,936)	$(8,033)	$(7,690)	$(7,975)

Basic and Diluted Earnings per Share	$(0.08)	$(0.08)	$(0.08)	$(0.08)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	143	(4)	(46)	114

Total Comprehensive Loss	$(7,793)	$(8,037)	$(7,736)	$(7,861)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(7,987)	(7,995)	(9,005)	—

Total Expenses	(7,987)	(7,995)	(9,005)	—

Net Loss	$(7,987)	$(7,995)	$(9,005)	$—

Basic and Diluted Earnings per Share	$(0.08)	$(0.08)	$(0.08)	$—
Weighted-average Shares Outstanding	100,000	100,000	115,731	1
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(122)	91	(67)	(1)

Total Comprehensive Loss	$(8,109)	$(7,904)	$(9,072)	$(1)

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2015
Nikolaos Bonos

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 14, 2015
Joseph Arruda	(principal financial officer and principal accounting officer)

/S/ MICHAEL BYRUM	Director	January 14, 2015
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.