Form 10-Q
period 2015-01-31
CurrencyShares Singapore Dollar Trust
filed 2015-03-12
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

805 King Farm Boulevard, Suite 600

Rockville, Maryland 20850

Address of principal executive offices) (Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	January 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$7,335,025	$7,728,516
Singapore Dollar deposits, non-interest bearing	—	—

Total Current Assets	$7,335,025	$7,728,516

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,491	$2,625

Total Current Liabilities	2,491	2,625

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 issued and outstanding	7,332,534	7,725,891
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,335,025	$7,728,516

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014
Income
Interest Income	$21	$1

Total Income	21	1

Expenses
Sponsor’s fee	(7,601)	(7,976)

Total Expenses	(7,601)	(7,976)

Net Loss	$(7,580)	$(7,975)

Basic and Diluted Earnings per Share	$(0.08)	$(0.08)
Weighted-average Shares Outstanding	100,000	100,000
Cash Dividends per Share	$—	$—

Other Comprehensive Income:
Currency translation adjustment	204	114

Total Comprehensive Loss	$(7,376)	$(7,861)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(7,580)	(31,634)
Adjustment of redeemable capital shares to redemption value	7,580	31,634

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	204	207
Adjustment of redeemable capital shares to redemption value	(204)	(207)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014
Cash flows from operating activities
Cash received for accrued income	$21	$1
Cash paid for expenses	(7,604)	(7,978)

Net cash used in operating activities	(7,583)	(7,977)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(385,908)	(238,024)

Decrease in cash	(393,491)	(246,001)
Cash at beginning of period	7,728,516	8,041,945

Cash at end of period	$7,335,025	$7,795,944

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(7,580)	$(7,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	131	82
Accrued sponsor fee	2,491	2,648
Prior period accrued sponsor fee	(2,625)	(2,732)

Net cash used in operating activities	$(7,583)	$(7,977)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2015.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.00%. For the three months ended January 31, 2015, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 9,984, resulting in an ending Singapore Dollar principal balance of 9,925,023. This equates to 7,335,025 USD. For the year ended October 31, 2014, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 39,819, resulting in an ending Singapore Dollar principal balance of 9,935,007. This equates to 7,728,516 USD. Net interest, if any, associated with creation and redemption activity is held in a Singapore Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,725,891	100,000	$8,039,213
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(393,357)	—	(313,322)

Ending Balance	100,000	$7,332,534	100,000	$7,725,891

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Singapore Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the Singapore Dollar/USD exchange rate as determined by The WM Company, as of 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013.

As of October 31, 2014, the number of Singapore Dollars owned by the Trust was 9,935,007, resulting in a redeemable capital share value of $7,725,891. During the three months ended January 31, 2015, no additional Shares were created and no additional Shares were redeemed. In addition, 9,984 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2015, the number of Singapore Dollars owned by the Trust was 9,925,023, resulting in a redeemable capital Share value of $7,332,534.

A decrease in the Trust’s redeemable capital Share value from $7,725,891 at October 31, 2014 to $7,332,534 at January 31, 2015 was primarily the result of a decrease in the Closing Spot Rate from 0.77791 at October 31, 2014 to 0.73904 at January 31, 2015.

Interest income increased from $1 for the three months ended January 31, 2014 to $21 for the three months ended January 31, 2015 attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. The Sponsor’s fee decreased from $7,976 for the three months ended January 31, 2014 to $7,601 for the three months ended January 31, 2015 primarily due to a decrease in the Closing Spot Rate, as set forth in the “Closing Spot Rate” chart shown on page 11. The only expense of the Trust during the three months ended January 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2015 was $7,580 due to the Sponsor’s fee of $7,601 exceeding interest income of $21.

Cash dividends were not paid by the Trust during the three months ended January 31, 2014 and the three months ended January 31, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2015.

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

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: March 12, 2015	By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)