Form 10-Q
period 2015-04-30
CurrencyShares Singapore Dollar Trust
filed 2015-06-09
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2015 and October 31, 2014	2

Statements of Comprehensive Income for the three months ended April 30, 2015, the three months ended April 30, 2014, the six months ended April 30, 2015 and the six months ended April 30, 2014	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2015 and the year ended October 31, 2014	4

Statements of Cash Flows for the six months ended April 30, 2015 and the six months ended April 30, 2014	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	April 30, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$7,486,395	$7,728,516
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	103	—

Total Current Assets	$7,486,498	$7,728,516

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,461	$2,625

Total Current Liabilities	2,461	2,625

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 100,000 issued and outstanding	7,484,037	7,725,891
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,486,498	$7,728,516

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Six months ended April 30, 2015	Six months ended April 30, 2014
Income
Interest Income	$737	$—	$758	$1

Total Income	737	—	758	1

Expenses
Sponsor’s fee	(7,107)	(7,690)	(14,708)	(15,666)

Total Expenses	(7,107)	(7,690)	(14,708)	(15,666)

Net Loss	$(6,370)	$(7,690)	$(13,950)	$(15,665)

Basic and Diluted Earnings per Share	$(0.06)	$(0.08)	$(0.14)	$(0.16)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(176)	(46)	28	68

Total Comprehensive Loss	$(6,546)	$(7,736)	$(13,922)	$(15,597)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2015 (Unaudited)	Year ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(13,950)	(31,634)
Adjustment of redeemable capital shares to redemption value	13,950	31,634

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	28	207
Adjustment of redeemable capital shares to redemption value	(28)	(207)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Cash flows from operating activities
Cash received for accrued income	$668	$1
Cash paid for expenses	(14,790)	(15,758)

Net cash used in operating activities	(14,122)	(15,757)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(227,999)	(96,167)

Decrease in cash	(242,121)	(111,924)
Cash at beginning of period	7,728,516	8,041,945

Cash at end of period	$7,486,395	$7,930,021

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(13,950)	$(15,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(103)	—
Currency translation adjustment	95	33
Accrued sponsor fee	2,461	2,607
Prior period accrued sponsor fee	(2,625)	(2,732)

Net cash used in operating activities	$(14,122)	$(15,757)

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2015 was an annual nominal rate of 0.00%. For the six months ended April 30, 2015, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 18,903, resulting in an ending Singapore Dollar principal balance of 9,916,104. This equates to 7,486,395 USD. For the year ended October 31, 2014, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 39,819, resulting in an ending Singapore Dollar principal balance of 9,935,007. This equates to 7,728,516 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,725,891	100,000	$8,039,213
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(241,854)	—	(313,322)

Ending Balance	100,000	$7,484,037	100,000	$7,725,891

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013.

As of October 31, 2014, the number of Singapore Dollars owned by the Trust was 9,935,007, resulting in a redeemable capital share value of $7,725,891. During the six months ended April 30, 2015, no additional Shares were created and no additional Shares were redeemed. In addition, 18,903 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2015, the number of Singapore Dollars owned by the Trust was 9,916,104, resulting in a redeemable capital Share value of $7,484,037.

A decrease in the Trust’s redeemable capital Share value from $7,725,891 at October 31, 2014 to $7,484,037 at April 30, 2015 was primarily the result of a decrease in the Closing Spot Rate from 0.77791 at October 31, 2014 to 0.75497 at April 30, 2015.

Interest income increased from $0 for the three months ended April 30, 2014 to $737 for the three months ended April 30, 2015, and increased from $1 for the six months ended April 30, 2014 to $758 for the six months ended April 30, 2015 due primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the Closing Spot Rate, as set forth in the ‘Closing Spot Rate’ chart shown previously, the Sponsor’s fee decreased from $7,690 for the three months ended April 30, 2014 to $7,107 for the three months ended April 30, 2015, and decreased from $15,666 for the six months ended April 30, 2014 to $14,708 for the six months ended April 30, 2015. The only expense of the Trust during the three months and six months ended April 30, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2015 was $6,370 due to the Sponsor’s fee of $7,107 exceeding interest income of $737. The Trust’s net loss for the six months ended April 30, 2015 was $13,950 due to the Sponsor’s fee of $14,708 exceeding interest income of $758.

Cash dividends were not paid by the Trust during the three months ended April 30, 2014, the three months ended April 30, 2015, the six months ended April 30, 2014 and the six months ended April 30, 2015, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: June 9, 2015	By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)