Form 10-Q
period 2015-07-31
CurrencyShares Singapore Dollar Trust
filed 2015-09-09
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	July 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,620,373	$7,728,516
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	32	—

Total Current Assets	$3,620,405	$7,728,516

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,230	$2,625

Total Current Liabilities	1,230	2,625

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 and 100,000 issued and outstanding, respectively	3,619,175	7,725,891
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,620,405	$7,728,516

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2015	Three months ended July 31, 2014	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Income
Interest Income	$496	$—	$1,254	$1

Total Income	496	—	1,254	1

Expenses
Sponsor’s fee	(3,910)	(8,033)	(18,618)	(23,699)

Total Expenses	(3,910)	(8,033)	(18,618)	(23,699)
Net Loss	$(3,414)	$(8,033)	$(17,364)	$(23,698)

Basic and Diluted Earnings per Share	$(0.07)	$(0.08)	$(0.21)	$(0.24)
Weighted-average Shares Outstanding	52,174	100,000	83,883	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	53	(4)	81	64

Total Comprehensive Loss	$(3,361)	$(8,037)	$(17,283)	$(23,634)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(17,364)	(31,634)
Adjustment of redeemable capital shares to redemption value	17,364	31,634

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	81	207
Adjustment of redeemable capital shares to redemption value	(81)	(207)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Cash flows from operating activities
Cash received for accrued income	$1,233	$1
Cash paid for expenses	(19,860)	(23,706)

Net cash used in operating activities	(18,627)	(23,705)

Cash flows from financing activities
Cash paid to redeem redeemable shares	(3,694,845)	—

Net cash used in financing activities	(3,694,845)	—
Adjustment to period cash flows due to currency movement	(394,671)	(48,509)

Decrease in cash	(4,108,143)	(72,214)
Cash at beginning of period	7,728,516	8,041,945

Cash at end of period	$3,620,373	$7,969,731

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(17,364)	$(23,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(32)	—
Currency translation adjustment	164	18
Accrued sponsor fee	1,230	2,707
Prior period accrued sponsor fee	(2,625)	(2,732)

Net cash used in operating activities	$(18,627)	$(23,705)

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2015 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2015, there were no Singapore Dollar principal deposits, Singapore Dollar principal redemptions of 4,956,265 and Singapore Dollar withdrawals (to pay expenses) of 24,986, resulting in an ending Singapore Dollar principal balance of 4,953,756. This equates to 3,620,373 USD. For the year ended October 31, 2014, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 39,819, resulting in an ending Singapore Dollar principal balance of 9,935,007. This equates to 7,728,516 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,725,891	100,000	$8,039,213
Shares issued	—	—	—	—
Shares redeemed	(50,000)	(3,694,845)	—	—
Adjustment to period Shares due to currency movement and other	—	(411,871)	—	(313,322)

Ending Balance	50,000	$3,619,175	100,000	$7,725,891

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, the London Branch of JPMorgan Chase Bank, N.A., maintains two deposit accounts for the Trust; a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

Trading in the Shares of the Trust on NYSE Arca commenced on February 13, 2013.

As of October 31, 2014, the number of Singapore Dollars owned by the Trust was 9,935,007, resulting in a redeemable capital share value of $7,725,891. During the nine months ended July 31, 2015, no additional Shares were created and 50,000 Shares were redeemed in exchange for 4,956,265 Singapore Dollars. In addition, 24,986 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2015, the number of Singapore Dollars owned by the Trust was 4,953,756, resulting in a redeemable capital Share value of $3,619,175.

A decrease in the Trust’s redeemable capital Share value from $7,725,891 at October 31, 2014 to $3,619,175 at July 31, 2015 was primarily the result of a decrease in the number of Shares outstanding from 100,000 at October 31, 2014 to 50,000 at July 31, 2015 coupled with a decrease in the Closing Spot Rate from 0.77791 at October 31, 2014 to 0.73083 at July 31, 2015.

Interest income increased from $0 for the three months ended July 31, 2014 to $496 for the three months ended July 31, 2015, and increased from $1 for the nine months ended July 31, 2014 to $1,254 for the nine months ended July 31, 2015 due primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the weighted average Singapore Dollars in the Trust, the Sponsor’s fee decreased from $8,033 for the three months ended July 31, 2014 to $3,910 for the three months ended July 31, 2015, and decreased from $23,699 for the nine months ended July 31, 2014 to $18,618 for the nine months ended July 31, 2015. The only expense of the Trust during the three months and nine months ended July 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2015 was $3,414 due to the Sponsor’s fee of $3,910 exceeding interest income of $496. The Trust’s net loss for the nine months ended July 31, 2015 was $17,364 due to the Sponsor’s fee of $18,618 exceeding interest income of $1,254.

Cash dividends were not paid by the Trust during the three months ended July 31, 2014, the three months ended July 31, 2015, the nine months ended July 31, 2014 and the nine months ended July 31, 2015, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Singapore Dollar exchange rate and the nominal annual interest rate to be paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2015, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2015 – 05/31/2015	50,000	$74.35
06/01/2015 – 06/30/2015	—	$—
07/01/2015 – 07/31/2015	—	$—

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

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: September 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)