Form 10-K
period 2015-10-31
CurrencyShares Singapore Dollar Trust
filed 2016-01-14
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2015 as reported by NYSE Arca on that date: $7,526,000.

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

i

PART I

Item 1. Business

Overview

The CurrencyShares® Singapore Dollar Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Shares began trading on NYSE Arca Inc. (“NYSE Arca”) under the ticker symbol “FXSG” on February 13, 2013. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Singapore Dollars and distributes Singapore Dollars in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Singapore Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Singapore Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Singapore Dollar. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

The Trust

General

The Trust holds Singapore Dollars and, from time to time, issues Baskets in exchange for deposits of Singapore Dollars and distributes Singapore Dollars in connection with redemptions of Baskets. The Singapore Dollars held by the Trust will be sold only (1) if needed to pay Trust expenses, (2) in the event the Trust terminates and liquidates its assets or (3) as otherwise required by law or regulation.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $22,173 for the fiscal year ended October 31, 2015.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Singapore Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Singapore Dollar/USD exchange rate as determined by The WM Company, as of 4:00 PM (London time / London fixing) (the “Closing Spot Rate” ) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of such notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Singapore Dollar, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Singapore Dollar, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

Foreign exchange rates are influenced by the factors identified in the preceding risk factor and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the Singapore Dollar/USD exchange rate could materially and adversely affect the performance of the Shares.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Singapore Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in the Singapore Dollar Modal Broker Rate, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Singapore Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell Singapore Dollars to pay these expenses. The sale of the Trust’s Singapore Dollars to pay expenses in USD at a time of low Singapore Dollar prices could adversely affect the value of the Shares.

The Trustee will sell Singapore Dollars held by the Trust to pay Trust expenses, if any, incurred in USD, irrespective of then-current Singapore Dollar prices. The Trust is not actively managed and no attempt will be made to buy or sell Singapore Dollars to protect against or to take advantage of fluctuations in the price of the Singapore Dollar. Consequently, if the Trust incurs expenses in USD, the Trust’s Singapore Dollars may be sold at a time when the Singapore Dollar price is low, resulting in a negative effect on the value of the Shares.

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

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Singapore Dollars held in the Deposit Accounts.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. If directed by the Sponsor, the Trustee must terminate the Depository. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

Shareholders may incur significant fees upon the termination of the Trust.

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository was to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Baskets within 90 days of the Trust’s termination will receive the amount of Singapore Dollars represented by their Baskets. Shareholders may incur significant fees if they choose to convert the Singapore Dollars they receive to USD.

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

Only Authorized Participants may create or redeem Baskets through the Trust. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares are traded.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2015 and October 31, 2014:

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$77.24	$73.01
April 30, 2015	$75.26	$70.55
July 31, 2015	$76.02	$71.96
October 31, 2015	$71.96	$69.00

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$80.33	$77.28
April 30, 2014	$79.99	$77.71
July 31, 2014	$80.54	$78.87
October 31, 2014	$79.93	$77.77

The number of record holders of Shares of the registrant as of November 30, 2015 was approximately 30.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2015 and October 31, 2014.

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

Item 6. Selected Financial Data

Following are financial highlights for fiscal year ended October 31, 2015, October 31, 2014 and the period from February 13, 2013 (date of inception) to October 31, 2013.

	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	February 13, 2013 [Date of Inception] to October 31, 2013

Income

Interest income	$1,772	$1	$—

Total Income	1,772	1	—

Expenses

Sponsor’s fee	(22,173)	(31,635)	(24,987)

Total Expenses	(22,173)	(31,635)	(24,987)

Net Loss	$(20,401)	$(31,634)	$(24,987)

Basic and Diluted Earnings per Share	$(0.27)	$(0.32)	$(0.32)
Weighted-average Shares Outstanding	75,342	100,000	78,630

Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	74	207	(99)

Total Comprehensive Loss	$(20,327)	$(31,427)	$(25,086)

As of October 31, 2015, total assets were $3,534,120, and for the fiscal year ended October 31, 2015, net cash flows were $(4,194,693).

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

Movements in the Price of Singapore Dollar

The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Singapore Dollars. Each outstanding Share represents a proportional interest in the Singapore Dollars held by the Trust. The following chart provides recent trends on the price of the Singapore Dollar. The chart illustrates recent movements in the price of Singapore Dollars in USD and is based on the Closing Spot Rate:

Closing Spot Rate

NAV per Share; Valuation of the Singapore Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 100 Singapore Dollars:

FXSG Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2015 was an annual nominal rate of 0.73%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXSG Daily Rate

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

Results of Operations

As of October 31, 2013, the number of Singapore Dollars owned by the Trust was 9,974,826, resulting in a redeemable capital share value of $8,039,213. During the year ended October 31, 2014, no shares were created or redeemed, and 39,819 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2014, the number of Singapore Dollars owned by the Trust was 9,935,007, resulting in a redeemable capital share value of $7,725,891. During the year ended October 31, 2015, no shares were created and 50,000 shares were redeemed in exchange for 4,956,265 Singapore Dollars. In addition, 29,622 Singapore Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2015, the number of Singapore Dollars owned by the Trust was 4,949,120, resulting in a redeemable capital share value of $3,532,920.

A decrease in the Trust’s redeemable capital share value from $7,725,891 at October 31, 2014 to $3,532,920 at October 31, 2015, was primarily the result of a decrease in the number of shares outstanding from 100,000 at October 31, 2014 to 50,000 at October 31, 2015 coupled with a decrease in the Closing Spot Rate from 0.77791 at October 31, 2014 to 0.71403 at October 31, 2015. A decrease in the Trust’s redeemable capital Share value from $8,039,213 at October 31, 2013 to $7,725,891 at October 31, 2014, was primarily the result of a decrease in the Closing Spot Rate from 0.80622 at October 31, 2013 to 0.77791 at October 31, 2014.

Interest income increased from $1 for the year ended October 31, 2014 to $1,772 for the year ended October 31, 2015 attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $0 for the year ended October 31, 2013 to $1 for the year ended October 31, 2014 due to a very slight one day increase in the interest rate during the period.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of Singapore Dollars in the Trust. Due primarily to a decrease in the weighted-average Singapore Dollar in the Trust, the Sponsor’s fee decreased from $31,635 for the year ended October 31, 2014 to $22,173 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Singapore Dollars in the Trust, the Sponsor’s fee increased from $24,987 for the year ended October 31, 2013 to $31,635 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2015 was $20,401 due to the Sponsor’s fee of $22,173 exceeding the interest income of $1,772. The Trust’s net loss for the year ended October 31, 2014 was $31,634, due to the Sponsor’s fee of $31,635 exceeding the interest income of $1. The Trust’s net loss during October 31, 2013 was $24,987, due to the Sponsor’s fee of $24,987 exceeding the interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2015, October 31, 2014 and October 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Singapore Dollar/USD exchange rate and the nominal annual interest rate to be paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2015.

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

Nikolaos Bonos, 52, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services, LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services, LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services, LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 49, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 45, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2015 and October 31, 2014:

	2015	2014

Audit Fees	$25,231	$25,229
Audit-related fees	0	4,100
Tax fees	0	0
All other Fees	0	0

	$25,231	$29,329

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of October 31, 2011 among Knight Execution & Clearing Services LLC, The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Singapore Dollar Trust

Financial Statements as of October 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Singapore Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Singapore Dollar Trust (the “Trust”) as of October 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years ended October 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Singapore Dollar Trust at October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	October 31, 2015	October 31, 2014

Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,533,823	$7,728,516
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	297	—

Total Current Assets	$3,534,120	$7,728,516

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,200	$2,625

Total Current Liabilities	1,200	2,625

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 and 100,000 issued and outstanding, respectively	3,532,920	7,725,891
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,534,120	$7,728,516

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Income
Interest Income	$1,772	$1	$—

Total Income	1,772	1	—

Expenses
Sponsor’s fee	(22,173)	(31,635)	(24,987)

Total Expenses	(22,173)	(31,635)	(24,987)
Net Loss	$(20,401)	$(31,634)	$(24,987)

Basic and Diluted Earnings per Share	$(0.27)	$(0.32)	$(0.32)
Weighted-average Shares Outstanding	75,342	100,000	78,630
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	74	207	(99)

Total Comprehensive Loss	$(20,327)	$(31,427)	$(25,086)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(20,401)	(31,634)	(24,987)
Adjustment of redeemable capital shares to redemption value	20,401	31,634	24,987

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	74	207	(99)
Adjustment of redeemable capital shares to redemption value	(74)	(207)	99

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Cash flows from operating activities
Cash received for accrued income	$1,481	$1	$—
Cash paid for expenses	(23,307)	(31,646)	(22,402)

Net cash used in operating activities	(21,826)	(31,645)	(22,402)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—	12,038,393
Cash paid to redeem redeemable shares	(3,651,831)	—	(4,010,474)

Net cash (used in)/provided by financing activities	(3,651,831)	—	8,027,919

Adjustment to period cash flows due to currency movement	(521,036)	(281,784)	36,346

(Decrease)/Increase in cash	(4,194,693)	(313,429)	8,041,863
Cash at beginning of year	7,728,516	8,041,945	82

Cash at end of year	$3,533,823	$7,728,516	$8,041,945

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(20,401)	$(31,634)	$(24,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(297)	—	—
Currency translation adjustment	297	96	(147)
Accrued sponsor fee	1,200	2,625	2,732
Prior period accrued sponsor fee	(2,625)	(2,732)	—

Net cash used in operating activities	$(21,826)	$(31,645)	$(22,402)

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in USD of the Singapore Dollar plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Singapore Dollar. The Trust’s assets primarily consist of Singapore Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollar deposits (cash) are translated at the Closing Spot Rate, which is the USD/Singapore Dollar exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any interest below zero for the period is reflected as interest expense.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2015, there were no Singapore Dollar principal deposits, Singapore Dollar principal redemptions of 4,956,265 and Singapore Dollar withdrawals (to pay expenses) of 29,622, resulting in an ending Singapore Dollar principal balance of 4,949,120. This equates to 3,533,823 USD. For the year ended October 31, 2014, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 39,819, resulting in an ending Singapore Dollar principal balance of 9,935,007. This equates to 7,728,516 USD. For the year ended October 31, 2013, there were Singapore Dollar principal deposits of 14,999,617, Singapore Dollar principal redemptions of 4,996,978 and Singapore Dollar withdrawals (to pay expenses) of 27,913, resulting in an ending Singapore Dollar principal balance of 9,974,826. This equates to 8,041,945 USD.

Net interest, if any, associated with creation and redemption activity is held in a Singapore Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Singapore Dollar. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Only Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2015		October 31, 2014		October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	100,000	$7,725,891	100,000	$8,039,213	1	$82

Shares issued	—	—	—	—	150,000	12,038,393

Shares redeemed	(50,000)	(3,651,831)	—	—	(50,001)	(4,010,474)

Adjustment to period Shares due to currency movement and other	—	(541,140)	—	(313,322)	—	11,212

Ending balance	50,000	$3,532,920	100,000	$7,725,891	100,000	$8,039,213

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2015:

	Three months ended October 31, 2015	Three months ended July 31, 2015	Three months ended April 30, 2015	Three months ended January 31, 2015

Income
Interest Income	$518	$496	$737	$21

Total Income	518	496	737	21

Expenses
Sponsor’s fee	(3,555)	(3,910)	(7,107)	(7,601)

Total Expenses	(3,555)	(3,910)	(7,107)	(7,601)
Net Loss	$(3,037)	$(3,414)	$(6,370)	$(7,580)

Basic and Diluted Earnings per Share	$(0.06)	$(0.07)	$(0.06)	$(0.08)
Weighted-average Shares Outstanding	50,000	52,174	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(7)	53	(176)	204

Total Comprehensive Loss	$(3,044)	$(3,361)	$(6,546)	$(7,376)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014

Income
Interest Income	$—	$—	$—	$1

Total Income	—	—	—	1

Expenses
Sponsor’s fee	(7,936)	(8,033)	(7,690)	(7,976)

Total Expenses	(7,936)	(8,033)	(7,690)	(7,976)

Net Loss	$(7,936)	$(8,033)	$(7,690)	$(7,975)

Basic and Diluted Earnings per Share	$(0.08)	$(0.08)	$(0.08)	$(0.08)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	143	(4)	(46)	114

Total Comprehensive Loss	$(7,793)	$(8,037)	$(7,736)	$(7,861)

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST
By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Singapore Dollar Trust

By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Date:	January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2016
Nikolaos Bonos

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2016

/S/ MICHAEL BYRUM	Director	January 14, 2016
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.