Form 10-Q
period 2016-01-31
CurrencyShares Singapore Dollar Trust
filed 2016-03-11
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	January 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,474,572	$3,533,823
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	282	297

Total Current Assets	$3,474,854	$3,534,120

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,177	$1,200

Total Current Liabilities	1,177	1,200
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,473,677	3,532,920
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,474,854	$3,534,120

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015
Income
Interest Income	$848	$21

Total Income	848	21

Expenses
Sponsor’s fee	(3,507)	(7,601)

Total Expenses	(3,507)	(7,601)
Net Loss	$(2,659)	$(7,580)

Basic and Diluted Earnings per Share	$(0.05)	$(0.08)
Weighted-average Shares Outstanding	50,000	100,000
Cash Dividends per Share	$—	$—

Other Comprehensive Income:
Currency translation adjustment	10	204

Total Comprehensive Loss	$(2,649)	$(7,376)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(2,659)	(20,401)
Adjustment of redeemable capital shares to redemption value	2,659	20,401

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	10	74
Adjustment of redeemable capital shares to redemption value	(10)	(74)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015
Cash flows from operating activities
Cash received for accrued income	$859	$21
Cash paid for expenses	(3,511)	(7,604)

Net cash used in operating activities	(2,652)	(7,583)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(56,599)	(385,908)

Decrease in cash	(59,251)	(393,491)
Cash at beginning of period	3,533,823	7,728,516

Cash at end of period	$3,474,572	$7,335,025

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(2,659)	$(7,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(282)	—
Prior period receivable from accrued interest	297	—
Currency translation adjustment	15	131
Accrued sponsor fee	1,177	2,491
Prior period accrued sponsor fee	(1,200)	(2,625)

Net cash used in operating activities	$(2,652)	$(7,583)

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in U.S. Dollars (“USD”) of the Singapore Dollar plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Singapore Dollar. The Trust’s assets primarily consist of Singapore Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2016.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Singapore Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Singapore Dollar/USD exchange rate as determined and published by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received or paid on a monthly basis. Any interest below zero for the period is reflected as interest expense.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2016 was an annual nominal rate of 0.00%. For the three months ended January 31, 2016, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 3,761, resulting in an ending Singapore Dollar principal balance of 4,945,359. This equates to 3,474,572 USD. For the year ended October 31, 2015, there were no Singapore Dollar principal deposits, Singapore Dollar principal redemptions of 4,956,265 and Singapore Dollar withdrawals (to pay expenses) of 29,622, resulting in an ending Singapore Dollar principal balance of 4,949,120. This equates to 3,533,823 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2016		Year ended
	(Unaudited)		October 31, 2015
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	50,000	$3,532,920	100,000	$7,725,891
Shares issued	—	—	—	—
Shares redeemed	—	—	(50,000)	(3,651,831)
Adjustment to period Shares due to currency movement and other	—	(59,243)	—	(541,140)

Ending Balance	50,000	$3,473,677	50,000	$3,532,920

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Singapore Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Singapore Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Singapore Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the Singapore Dollar/USD exchange rate as determined by The WM Company, as of 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of Singapore Dollar

The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Singapore Dollars. Each outstanding Share represents a proportional interest in the Singapore Dollars held by the Trust. The following chart provides recent trends on the price of the Singapore Dollar. The chart illustrates movements in the price of Singapore Dollars in USD and is based on the Closing Spot Rate:

NAV per Share; Valuation of the Singapore Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 100 Singapore Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2016 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Singapore Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of Singapore Dollars owned by the Trust was 4,949,120, resulting in a redeemable capital share value of $3,532,920. During the three months ended January 31, 2016, no additional Shares were created or redeemed and 3,761 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2016, the number of Singapore Dollars owned by the Trust was 4,945,359, resulting in a redeemable capital Share value of $3,473,677.

A decrease in the Trust’s redeemable capital Share value from $3,532,920 at October 31, 2015 to $3,473,677 at January 31, 2016 was primarily the result of a decrease in the Closing Spot Rate from 0.71403 at October 31, 2015 to 0.70259 at January 31, 2016.

Interest income increased from $21 for the three months ended January 31, 2015 to $848 for the three months ended January 31, 2016 due primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the weighted average Singapore Dollars in the Trust, the Sponsor’s fee decreased from $7,601 for the three months ended January 31, 2015 to $3,507 for the three months ended January 31, 2016. The only expense of the Trust during the three months ended January 31, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2016 was $2,659 due to the Sponsor’s fee of $3,507 exceeding interest income of $848.

Cash dividends were not paid by the Trust during the three months ended January 31, 2015 or the three months ended January 31, 2016 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Singapore Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Execution & Clearing Services LLC, The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.4	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.4 to the Post-Effective Amendment No 1 to the Registration Statement on Form S-1 filed by the Trust on January 14, 2016.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST
	By:	Guggenheim Specialized Products, LLC Sponsor of the CurrencyShares® Singapore Dollar Trust

Date: March 11, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)