Form 10-Q
period 2016-04-30
CurrencyShares Singapore Dollar Trust
filed 2016-06-09
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2016 and October 31, 2015	2

Statements of Comprehensive Income for the three months ended April 30, 2016, the three months ended April 30, 2015, the six months ended April 30, 2016 and the six months ended April 30, 2015	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2016 and the year ended October 31, 2015	4

Statements of Cash Flows for the six months ended April 30, 2016 and the six months ended April 30, 2015	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	April 30, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,676,130	$3,533,823
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	169	297

Total Current Assets	$3,676,299	$3,534,120

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,205	$1,200

Total Current Liabilities	1,205	1,200

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,675,094	3,532,920
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,676,299	$3,534,120

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Income
Interest Income	$209	$737	$1,057	$758

Total Income	209	737	1,057	758

Expenses
Sponsor’s fee	(3,534)	(7,107)	(7,041)	(14,708)

Total Expenses	(3,534)	(7,107)	(7,041)	(14,708)
Net Loss	$(3,325)	$(6,370)	$(5,984)	$(13,950)

Basic and Diluted Earnings per Share	$(0.07)	$(0.06)	$(0.12)	$(0.14)
Weighted-average Shares Outstanding	50,000	100,000	50,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(78)	(176)	(68)	28

Total Comprehensive Loss	$(3,403)	$(6,546)	$(6,052)	$(13,922)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(5,984)	(20,401)
Adjustment of redeemable capital shares to redemption value	5,984	20,401

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(68)	74
Adjustment of redeemable capital shares to redemption value	68	(74)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2016	Six months ended April 30, 2015
Cash flows from operating activities
Cash received for accrued income	$1,202	$668
Cash paid for expenses	(7,083)	(14,790)

Net cash used in operating activities	(5,881)	(14,122)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	148,188	(227,999)

Increase/(Decrease) in cash	142,307	(242,121)
Cash at beginning of period	3,533,823	7,728,516

Cash at end of period	$3,676,130	$7,486,395

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(5,984)	$(13,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(169)	(103)
Prior period receivable from accrued interest	297	—
Currency translation adjustment	(30)	95
Accrued sponsor fee	1,205	2,461
Prior period accrued sponsor fee	(1,200)	(2,625)

Net cash used in operating activities	$(5,881)	$(14,122)

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2016, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 8,217, resulting in an ending Singapore Dollar principal balance of 4,940,903. This equates to 3,676,130 USD. For the year ended October 31, 2015, there were no Singapore Dollar principal deposits, Singapore Dollar principal redemptions of 4,956,265 and Singapore Dollar withdrawals (to pay expenses) of 29,622, resulting in an ending Singapore Dollar principal balance of 4,949,120. This equates to 3,533,823 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	50,000	$3,532,920	100,000	$7,725,891
Shares issued	—	—	—	—
Shares redeemed	—	—	(50,000)	(3,651,831)
Adjustment to period Shares due to currency movement and other	—	142,174	—	(541,140)

Ending Balance	50,000	$3,675,094	50,000	$3,532,920

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2016 was an annual nominal rate of 0.01%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Singapore Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2016.

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

Results of Operations

As of October 31, 2015, the number of Singapore Dollars owned by the Trust was 4,949,120, resulting in a redeemable capital share value of $3,532,920. During the six months ended April 30, 2016, no additional Shares were created or redeemed and 8,217 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2016, the number of Singapore Dollars owned by the Trust was 4,940,903, resulting in a redeemable capital Share value of $3,675,094.

An increase in the Trust’s redeemable capital Share value from $3,532,920 at October 31, 2015 to $3,675,094 at April 30, 2016 was primarily the result of an increase in the Closing Spot Rate from 0.71403 at October 31, 2015 to 0.74402 at April 30, 2016.

Interest income decreased from $737 for the three months ended April 30, 2015 to $209 for the three months ended April 30, 2016 attributable primarily to a decrease in the weighted-average Singapore Dollars in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the Chart above. Interest income increased from $758 for the six months ended April 30, 2015 to $1,057 for the six months ended April 30, 2016 due primarily to an increase in the annual nominal interest rate paid by the Depository. The increase in interest income was partially offset by a decrease in the weighted-average Singapore Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the weighted-average Singapore Dollars in the Trust, the Sponsor’s fee decreased from $7,107 for the three months ended April 30, 2015 to $3,534 for the three months ended April 30, 2016, and decreased from $14,708 for the six months ended April 30, 2015 to $7,041 for the six months ended April 30, 2016. The only expense of the Trust during the three months and six months ended April 30, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2016 was $3,325 due to the Sponsor’s fee of $3,534 exceeding interest income of $209. The Trust’s net loss for the six months ended April 30, 2016 was $5,984 due to the Sponsor’s fee of $7,041 exceeding interest income of $1,057.

Cash dividends were not paid by the Trust during the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Singapore Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Execution & Clearing Services LLC, The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.4	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by the Trust on January 14, 2016.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: June 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)