Form 10-Q
period 2016-07-31
CurrencyShares Singapore Dollar Trust
filed 2016-09-09
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,675,260	$3,533,823
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	156	297

Total Current Assets	$3,675,416	$3,534,120

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,245	$1,200

Total Current Liabilities	1,245	1,200

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,674,171	3,532,920
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,675,416	$3,534,120

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Income
Interest Income	$172	$496	$1,229	$1,254

Total Income	172	496	1,229	1,254

Expenses
Sponsor’s fee	(3,656)	(3,910)	(10,697)	(18,618)

Total Expenses	(3,656)	(3,910)	(10,697)	(18,618)
Net Loss	$(3,484)	$(3,414)	$(9,468)	$(17,364)

Basic and Diluted Earnings per Share	$(0.07)	$(0.07)	$(0.19)	$(0.21)
Weighted-average Shares Outstanding	50,000	52,174	50,000	83,883
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(38)	53	(106)	81

Total Comprehensive Loss	$(3,522)	$(3,361)	$(9,574)	$(17,283)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(9,468)	(20,401)
Adjustment of redeemable capital shares to redemption value	9,468	20,401

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(106)	74
Adjustment of redeemable capital shares to redemption value	106	(74)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash received for accrued income	$1,394	$1,233
Cash paid for expenses	(10,700)	(19,860)

Net cash used in operating activities	(9,306)	(18,627)

Cash flows from financing activities
Cash paid to redeem redeemable shares	—	(3,694,845)

Net cash used in financing activities	—	(3,694,845)

Adjustment to period cash flows due to currency movement	150,743	(394,671)

Increase/(Decrease) in cash	141,437	(4,108,143)
Cash at beginning of period	3,533,823	7,728,516

Cash at end of period	$3,675,260	$3,620,373

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(9,468)	$(17,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(156)	(32)
Prior period receivable from accrued interest	297	—
Currency translation adjustment	(24)	164
Accrued sponsor fee	1,245	1,230
Prior period accrued sponsor fee	(1,200)	(2,625)

Net cash used in operating activities	$(9,306)	$(18,627)

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2016 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2016, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 12,878, resulting in an ending Singapore Dollar principal balance of 4,936,242. This equates to 3,675,260 USD. For the year ended October 31, 2015, there were no Singapore Dollar principal deposits, Singapore Dollar principal redemptions of 4,956,265 and Singapore Dollar withdrawals (to pay expenses) of 29,622, resulting in an ending Singapore Dollar principal balance of 4,949,120. This equates to 3,533,823 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2016		Year ended
	(Unaudited)		October 31, 2015
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	50,000	$3,532,920	100,000	$7,725,891
Shares issued	—	—	—	—
Shares redeemed	—	—	(50,000)	(3,651,831)
Adjustment to period Shares due to currency movement and other	—	141,251	—	(541,140)

Ending Balance	50,000	$3,674,171	50,000	$3,532,920

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Singapore Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of Singapore Dollars owned by the Trust was 4,949,120, resulting in a redeemable capital share value of $3,532,920. During the nine months ended July 31, 2016, no additional Shares were created or redeemed and 12,878 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2016, the number of Singapore Dollars owned by the Trust was 4,936,242, resulting in a redeemable capital Share value of $3,674,171.

An increase in the Trust’s redeemable capital Share value from $3,532,920 at October 31, 2015 to $3,674,171 at July 31, 2016 was primarily the result of an increase in the Closing Spot Rate from 0.71403 at October 31, 2015 to 0.74455 at July 31, 2016.

Interest income decreased from $496 for the three months ended July 31, 2015 to $172 for the three months ended July 31, 2016, and decreased from $1,254 for the nine months ended July 31, 2015 to $1,229 for the nine months ended July 31, 2016 due primarily to a decrease in the weighted-average Singapore Dollars in the Trust. The decrease in interest income was partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the weighted average Singapore Dollars in the Trust, the Sponsor’s fee decreased from $3,910 for the three months ended July 31, 2015 to $3,656 for the three months ended July 31, 2016, and decreased from $18,618 for the nine months ended July 31, 2015 to $10,697 for the nine months ended July 31, 2016. The only expense of the Trust during the three months and nine months ended July 31, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2016 was $3,484 due to the Sponsor’s fee of $3,656 exceeding interest income of $172. The Trust’s net loss for the nine months ended July 31, 2016 was $9,468 due to the Sponsor’s fee of $10,697 exceeding interest income of $1,229.

Cash dividends were not paid by the Trust during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Singapore Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Singapore Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)