Form 10-Q
period 2017-07-31
CurrencyShares Singapore Dollar Trust
filed 2017-09-11
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	July 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,624,293	$3,542,992
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	1,202	—

Total Current Assets	$3,625,495	$3,542,992

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,231	$1,200

Total Current Liabilities	1,231	1,200

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,624,264	3,541,792
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,625,495	$3,542,992

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Income
Interest Income	$2,126	$172	$2,707	$1,229

Total Income	2,126	172	2,707	1,229

Expenses
Sponsor’s fee	(3,587)	(3,656)	(10,485)	(10,697)

Total Expenses	(3,587)	(3,656)	(10,485)	(10,697)

Net Loss	$(1,461)	$(3,484)	$(7,778)	$(9,468)

Basic and Diluted Earnings per Share	$(0.03)	$(0.07)	$(0.16)	$(0.19)
Weighted-average Shares Outstanding	50,000	50,000	50,000	50,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(27)	(38)	(86)	(106)

Total Comprehensive Loss	$(1,488)	$(3,522)	$(7,864)	$(9,574)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(7,778)	(13,105)
Adjustment of redeemable capital shares to redemption value	7,778	13,105

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(86)	(32)
Adjustment of redeemable capital shares to redemption value	86	32

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Cash flows from operating activities
Cash received for accrued income	$1,514	$1,394
Cash paid for expenses	(10,483)	(10,700)

Net cash used in operating activities	(8,969)	(9,306)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	90,270	150,743

Increase in cash	81,301	141,437
Cash at beginning of period	3,542,992	3,533,823

Cash at end of period	$3,624,293	$3,675,260

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(7,778)	$(9,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(1,202)	(156)
Prior period receivable from accrued interest	—	297
Currency translation adjustment	(20)	(24)
Accrued sponsor fee	1,231	1,245
Prior period accrued sponsor fee	(1,200)	(1,200)

Net cash used in operating activities	$(8,969)	$(9,306)

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2017, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 12,601, resulting in an ending Singapore Dollar principal balance of 4,918,890. This equates to 3,624,293 USD. For the year ended October 31, 2016, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 17,629, resulting in an ending Singapore Dollar principal balance of 4,931,491. This equates to 3,542,992 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	50,000	$3,541,792	50,000	$3,532,920
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	82,472	—	8,872

Ending Balance	50,000	$3,624,264	50,000	$3,541,792

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2017 was an annual nominal rate of 0.59%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Singapore Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of Singapore Dollars owned by the Trust was 4,931,491, resulting in a redeemable capital share value of $3,541,792. During the nine months ended July 31, 2017, no additional Shares were created or redeemed and 12,601 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2017, the number of Singapore Dollars owned by the Trust was 4,918,890, resulting in a redeemable capital Share value of $3,624,264.

An increase in the Trust’s redeemable capital Share value from $3,541,792 at October 31, 2016 to $3,624,264 at July 31, 2017 was primarily the result of an increase in the Closing Spot Rate from 0.71844 at October 31, 2016 to 0.73681 at July 31, 2017.

Interest income increased from $172 for the three months ended July 31, 2016 to $2,126 for the three months ended July 31, 2017, and increased from $1,229 for the nine months ended July 31, 2016 to $2,707 for the nine months ended July 31, 2017 attributed primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the Chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart above, the Sponsor’s fee decreased from $3,656 for the three months ended July 31, 2016 to $3,587 for the three months ended July 31, 2017, and decreased from $10,697 for the nine months ended July 31, 2016 to $10,485 for the nine months ended July 31, 2017. The only expense of the Trust during the three months and nine months ended July 31, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2017 was $1,461 due to the Sponsor’s fee of $3,587 exceeding interest income of $2,126. The Trust’s net loss for the nine months ended July 31, 2017 was $7,778 due to the Sponsor’s fee of $10,485 exceeding interest income of $2,707.

Cash dividends were not paid by the Trust during the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Execution & Clearing Services LLC, The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.4	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by the Trust on January 14, 2016.

4.5	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

4.6	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: September 11, 2017		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)