Form 10-K
period 2017-10-31
CurrencyShares Singapore Dollar Trust
filed 2018-01-11
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34164

CurrencyShares® Singapore Dollar Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	30-6164139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

702 King Farm Boulevard, Suite 200 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Singapore Dollar Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 50,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2017 as reported by NYSE Arca on that date: $3,517,000.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2017: 50,000

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $14,140 for the fiscal year ended October 31, 2017.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Singapore Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon the Depository’s belief that the Singapore Domestic Interbank Overnight Average Rate (“SIBSCORA”) does not accurately reflect the market, changes in SIBSCORA, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Singapore Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal offices of the Sponsor and the Trust are at 702 King Farm Boulevard, Suite 200, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2017 and October 31, 2016:

Fiscal Year Ended October 31, 2017:	High	Low
Quarter Ended
January 31, 2017	$71.00	$67.52
April 30, 2017	$70.60	$69.24
July 31, 2017	$72.67	$69.68
October 31, 2017	$73.39	$71.89

Fiscal Year Ended October 31, 2016:	High	Low
Quarter Ended
January 31, 2016	$71.10	$67.73
April 30, 2016	$74.00	$68.94
July 31, 2016	$73.56	$71.61
October 31, 2016	$73.60	$70.02

The number of record holders of Shares of the registrant as of November 30, 2017 was approximately 23.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2017 and October 31, 2016.

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

Item 6. Selected Financial Data

Following are financial highlights for fiscal year ended October 31, 2017, October 31, 2016, October 31, 2015, October 31, 2014 and the period from February 13, 2013 (date of inception) to October 31, 2013.

	Fiscal Year ended October 31, 2017	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	February 13, 2013 [Date of Inception] to October 31, 2013
Income
Interest income	$5,899	$1,229	$1,772	$1	$—

Total Income	5,899	1,229	1,772	1	—
Expenses
Sponsor’s fee	(14,140)	(14,334)	(22,173)	(31,635)	(24,987)

Total Expenses	(14,140)	(14,334)	(22,173)	(31,635)	(24,987)
Net Loss	$(8,241)	$(13,105)	$(20,401)	$(31,634)	$(24,987)

Basic and Diluted Earnings per Share	$(0.16)	$(0.26)	$(0.27)	$(0.32)	$(0.32)
Weighted-average Shares Outstanding	50,000	50,000	75,342	100,000	78,630
Cash Dividends per Share	$—	$—	$—	$—	$—
Other Comprehensive(Loss)/Income:
Currency translation adjustment	(84)	(32)	74	207	(99)

Total Comprehensive Loss	$(8,325)	$(13,137)	$(20,327)	$(31,427)	$(25,086)

As of October 31, 2017, total assets were $3,611,196, and for the fiscal year ended October 31, 2017, net cash flows were $66,737.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2017 was an annual nominal rate of 0.70%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Singapore Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2017.

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

Results of Operations

As of October 31, 2015, the number of Singapore Dollars owned by the Trust was 4,949,120, resulting in a redeemable capital share value of $3,532,920. During the year ended October 31, 2016, no shares were created or redeemed, and 17,629 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2016, the number of Singapore Dollars owned by the Trust was 4,931,491, resulting in a redeemable capital share value of $3,541,792. During the year ended October 31, 2017, no shares were created or redeemed, and 13,596 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2017, the number of Singapore Dollars owned by the Trust was 4,917,895, resulting in a redeemable capital share value of $3,609,970.

An increase in the Trust’s redeemable capital share value from $3,541,792 at October 31, 2016 to $3,609,970 at October 31, 2017, was primarily the result of an increase in the Closing Spot Rate from 0.71844 at October 31, 2016 to 0.73400 at October 31, 2017. An increase in the Trust’s redeemable capital Share value from $3,532,920 at October 31, 2015 to $3,541,792 at October 31, 2016, was primarily the result of an increase in the Closing Spot Rate from 0.71403 at October 31, 2015 to 0.71844 at October 31, 2016.

Interest income increased from $1,229 for the year ended October 31, 2016 to $5,899 for the year ended October 31, 2017 attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $1,772 for the year ended October 31, 2015 to $1,229 for the year ended October 31, 2016, attributable primarily to a decrease in the weighted-average Singapore Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of Singapore Dollars in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $14,334 for the year ended October 31, 2016 to $14,140 for the year ended October 31, 2017. The only expense of the Trust during the year ended October 31, 2017 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Singapore Dollars in the Trust, the Sponsor’s fee decreased from $22,173 for the year ended October 31, 2015 to $14,334 for the year ended October 31, 2016. The only expense of the Trust during the year ended October 31, 2016 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2017 was $8,241, due to the Sponsor’s fee of $14,140 exceeding the interest income of $5,899. The Trust’s net loss during October 31, 2016 was $13,105, due to the Sponsor’s fee of $14,334 exceeding the interest income of $1,229. The Trust’s net loss for the year ended October 31, 2015 was $20,401 due to the Sponsor’s fee of $22,173 exceeding the interest income of $1,772.

Cash dividends were not paid by the Trust in the years ended October 31, 2017, October 31, 2016 and October 31, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2017. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2017.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

John Sullivan and Keith D. Kemp serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of John Sullivan, Keith D. Kemp and Michael Byrum.

John Sullivan, age 62, has been the Chief Executive Officer of the Sponsor since September 2016. Mr. Sullivan has been Senior Managing Director of Guggenheim Investments since 2010. Mr. Sullivan has also served as Chief Financial Officer, Chief Accounting Officer and Treasurer of certain funds in the Guggenheim fund complex since 2010. Mr. Sullivan served as Managing Director and Chief Compliance Officer of each of the funds in the Van Kampen Investments, Inc. fund complex from 2004 to 2010 and as Chief Financial Officer and Treasurer of the Van Kampen Investments, Inc. fund complex from 1996 to 2004. Mr. Sullivan also served as Managing Director and Head of Fund Accounting and Administration for Morgan Stanley Investment Management from 2002 to 2004. Mr. Sullivan holds a Master of Business Administration degree in Finance from DePaul University and a Bachelor of Business Administration degree in Accounting from Western Illinois University.

Keith D. Kemp, age 57, has been the Chief Financial Officer of the Sponsor since September 2016. Mr. Kemp has served as Managing Director of Guggenheim Investments from April 2015 to the present and as Director of Guggenheim Investments from 2010 to 2015. Mr. Kemp has also served as Managing Director of Transparent Value, LLC from 2015 to 2016 and as Director of Transparent Value, LLC from 2010 to 2015. Mr. Kemp also served as Chief Operating Officer of Macquarie Capital Investment Management from 2007 to 2009. Mr. Kemp holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego.

Michael Byrum, age 47, has been the Manager of the Sponsor since September 2005. Mr. Byrum has served as Senior Vice President of Security Investors, LLC since 2010. Mr. Byrum has also served as President and Chief Investment Officer of Rydex Holdings, LLC since 2008. Mr. Byrum has served as Director and Chairman of Advisory Research Center, Inc. since 2006. Mr. Byrum served as Vice President of Guggenheim Distributors in 2009. Mr. Byrum has also served as Director of Rydex Fund Services, LLC (now, MUFG Investor Services (US), LLC) from 2009 to 2010 and Secretary of Rydex Fund Services, LLC from 2002 to 2010. Mr. Byrum also served as Director of Rydex Advisors, LLC from 2008 to 2010, Chief Investment Officer of Rydex Advisors, LLC from 2006 to 2010, President of Rydex Advisors, LLC from 2004 to 2010, and Secretary of Rydex Advisors, LLC from 2002 to 2010. Mr. Byrum has also served as Director of Rydex Advisors II, LLC from 2008 to 2010, Chief Investment Officer of Rydex Advisors II, LLC from 2006 to 2010, President of Rydex Advisors II, LLC from 2004 to 2010, and Secretary of Rydex Advisors II, LLC from 2002 to 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2017 and October 31, 2016:

	2017	2016
Audit Fees	$26,767	$25,988
Audit-related fees	4,400	2,100
Tax fees	0	0
All other Fees	0	0

	$31,167	$28,088

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-150684) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Singapore Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of October 31, 2011 among Knight Execution & Clearing Services LLC, The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.4	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by the Trust on January 14, 2016.

4.5	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.6	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Singapore Dollar Trust

Financial Statements as of October 31, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Singapore Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Singapore Dollar Trust (the “Trust”) as of October 31, 2017 and 2016, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years ended October 31, 2017. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Singapore Dollar Trust at October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tysons, VA

January 11, 2018

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	October 31, 2017	October 31, 2016
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,609,729	$3,542,992
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	1,467	—

Total Current Assets	$3,611,196	$3,542,992

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,226	$1,200

Total Current Liabilities	1,226	1,200
Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,609,970	3,541,792
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,611,196	$3,542,992

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2017	Year ended October 31, 2016	Year ended October 31, 2015
Income
Interest Income	$5,899	$1,229	$1,772

Total Income	5,899	1,229	1,772
Expenses
Sponsor’s fee	(14,140)	(14,334)	(22,173)

Total Expenses	(14,140)	(14,334)	(22,173)
Net Loss	$(8,241)	$(13,105)	$(20,401)

Basic and Diluted Earnings per Share	$(0.16)	$(0.26)	$(0.27)
Weighted-average Shares Outstanding	50,000	50,000	75,342
Cash Dividends per Share	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(84)	(32)	74

Total Comprehensive Loss	$(8,325)	$(13,137)	$(20,327)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2017	Year ended October 31, 2016	Year ended October 31, 2015
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(8,241)	(13,105)	(20,401)
Adjustment of redeemable capital shares to redemption value	8,241	13,105	20,401

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(84)	(32)	74
Adjustment of redeemable capital shares to redemption value	84	32	(74)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2017	Year ended October 31, 2016	Year ended October 31, 2015
Cash flows from operating activities
Cash received for accrued income	$4,373	$1,552	$1,481
Cash paid for expenses	(14,135)	(14,336)	(23,307)

Net cash used in operating activities	(9,762)	(12,784)	(21,826)
Cash flows from financing activities
Cash paid to redeem redeemable shares	—	—	(3,651,831)

Net cash used in financing activities	—	—	(3,651,831)
Adjustment to period cash flows due to currency movement	76,499	21,953	(521,036)

Increase/(Decrease) in cash	66,737	9,169	(4,194,693)
Cash at beginning of year	3,542,992	3,533,823	7,728,516

Cash at end of year	$3,609,729	$3,542,992	$3,533,823

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(8,241)	$(13,105)	$(20,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(1,467)	—	(297)
Prior period receivable from accrued interest	—	297	—
Currency translation adjustment	(80)	24	297
Accrued sponsor fee	1,226	1,200	1,200
Prior period accrued sponsor fee	(1,200)	(1,200)	(2,625)

Net cash used in operating activities	$(9,762)	$(12,784)	$(21,826)

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Singapore Dollar effective on the first business day of the subsequent month. The Trustee will direct that the excess Singapore Dollar be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00480 per share with an ex-dividend date of November 1, 2017 was paid November 8, 2017.

3.	Singapore Dollar Deposits

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2017, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 13,596, resulting in an ending Singapore Dollar principal balance of 4,917,895. This equates to 3,609,729 USD. For the year ended October 31, 2016, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 17,629, resulting in an ending Singapore Dollar principal balance of 4,931,491. This equates to 3,542,992 USD. For the year ended October 31, 2015, there were no Singapore Dollar principal deposits, Singapore Dollar principal redemptions of 4,956,265 and Singapore Dollar withdrawals (to pay expenses) of 29,622, resulting in an ending Singapore Dollar principal balance of 4,949,120. This equates to 3,533,823 USD.

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2017		October 31, 2016		October 31, 2015
		U.S. Dollar		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
Opening Balance	50,000	$3,541,792	50,000	$3,532,920	100,000	$7,725,891
Shares Issued	—	—	—	—	—	—
Shares Redeemed	—	—	—	—	(50,000)	(3,651,831)
Adjustment to period Shares due to currency movement and other	—	68,178	—	8,872	—	(541,140)

Ending Balance	50,000	$3,609,970	50,000	$3,541,792	50,000	$3,532,920

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2017:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Income
Interest Income	$3,192	$2,126	$511	$70

Total Income	3,192	2,126	511	70
Expenses
Sponsor’s fee	(3,655)	(3,587)	(3,415)	(3,483)

Total Expenses	(3,655)	(3,587)	(3,415)	(3,483)
Net Loss	$(463)	$(1,461)	$(2,904)	$(3,413)

Basic and Diluted Earnings per Share	$(0.01)	$(0.03)	$(0.06)	$(0.07)
Weighted-average Shares Outstanding	50,000	50,000	50,000	50,000
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	2	(27)	(17)	(42)

Total Comprehensive Loss	$(461)	$(1,488)	$(2,921)	$(3,455)

Fiscal Period Ended October 31, 2016:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Income
Interest Income	$—	$172	$209	$848

Total Income	—	172	209	848
Expenses
Sponsor’s fee	(3,637)	(3,656)	(3,534)	(3,507)

Total Expenses	(3,637)	(3,656)	(3,534)	(3,507)
Net Loss	$(3,637)	$(3,484)	$(3,325)	$(2,659)

Basic and Diluted Earnings per Share	$(0.07)	$(0.07)	$(0.07)	$(0.05)
Weighted-average Shares Outstanding	50,000	50,000	50,000	50,000
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	74	(38)	(78)	10

Total Comprehensive Loss	$(3,563)	$(3,522)	$(3,403)	$(2,649)

6.	Sponsor’s Fee

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

10.	Subsequent Event

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close late in the second quarter of 2018.

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

Date: January 11, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ JOHN SULLIVAN John Sullivan	Director and Chief Executive Officer (principal executive officer)	January 11, 2018

/S/ KEITH D. KEMP Keith D. Kemp	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 11, 2018

/S/ MICHAEL BYRUM Michael Byrum	Director	January 11, 2018

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.