Form 10-Q
period 2018-01-31
CurrencyShares Singapore Dollar Trust
filed 2018-03-12
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	January 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,756,186	$3,609,729
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	376	1,467

Total Current Assets	$3,756,562	$3,611,196

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,276	$1,226

Total Current Liabilities	1,276	1,226
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,755,286	3,609,970
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,756,562	$3,611,196

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Income
Interest Income	$3,062	$70

Total Income	3,062	70
Expenses
Sponsor’s fee	(3,697)	(3,483)

Total Expenses	(3,697)	(3,483)
Net Loss	$(635)	$(3,413)

Basic and Diluted Earnings per Share	$(0.01)	$(0.07)
Weighted-average Shares Outstanding	50,000	50,000
Cash Dividends per Share	$0.01	$—

Other Comprehensive Loss:
Currency translation adjustment	(16)	(42)

Total Comprehensive Loss	$(651)	$(3,455)

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(635)	(8,241)
Distributions Paid	(709)	—
Adjustment of redeemable capital shares to redemption value	1,344	8,241

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(16)	(84)
Adjustment of redeemable capital shares to redemption value	16	(84)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Cash flows from operating activities
Cash received for accrued income	$4,186	$13
Cash paid for expenses	(3,698)	(3,481)

Net cash provided by/(used in) operating activities	488	(3,468)
Cash flows from financing activities
Cash paid for distributions	(709)	—

Net cash used in financing activities	(709)	—
Adjustment to period cash flows due to currency movement	146,678	(42,545)

Increase/(Decrease) in cash	146,457	(46,013)
Cash at beginning of period	3,609,729	3,542,992

Cash at end of period	$3,756,186	$3,496,979

Reconciliation of net loss to net cash provided by/(used in) operating activities
Net Loss	$(635)	$(3,413)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(376)	(58)
Prior period receivable from accrued interest	1,467	—
Currency translation adjustment	(18)	15
Accrued sponsor fee	1,276	1,188
Prior period accrued sponsor fee	(1,226)	(1,200)

Net cash provided by/(used in) operating activities	$488	$(3,468)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

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

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2018, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 297, resulting in an ending Singapore Dollar principal balance of 4,917,598. This equates to 3,756,186 USD. For the year ended October 31, 2017, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 13,596, resulting in an ending Singapore Dollar principal balance of 4,917,895. This equates to 3,609,729 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	50,000	$3,609,970	50,000	$3,541,792
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	145,316	—	68,178

Ending Balance	50,000	$3,755,286	50,000	$3,609,970

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

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close in the second quarter of 2018.

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

FXSG Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2018 was an annual nominal rate of 0.43%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXSG Daly Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Singapore Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXSG Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2018	$0.009310	$73.60	0.01%	0.15%
11/1/2017	$0.004800	$72.20	0.01%	0.08%

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

Results of Operations

As of October 31, 2017, the number of Singapore Dollars owned by the Trust was 4,917,895, resulting in a redeemable capital share value of $3,609,970. During the three months ended January 31, 2018, no additional Shares were created or redeemed and 297 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2018, the number of Singapore Dollars owned by the Trust was 4,917,598, resulting in a redeemable capital Share value of $3,755,286.

An increase in the Trust’s redeemable capital Share value from $3,609,970 at October 31, 2017 to $3,755,286 at January 31, 2018 was primarily the result of an increase in the Closing Spot Rate from 0.73400 at October 31, 2017 to 0.76383 at January 31, 2018.

Interest income increased from $70 for the three months ended January 31, 2017 to $3,062 for the three months ended January 31, 2018 due primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to an increase in the Closing Spot Rate as set forth previously in the ‘Closing Spot Rate’ chart above, the Sponsor’s fee increased from $3,483 for the three months ended January 31, 2017 to $3,697 for the three months ended January 31, 2018. The only expense of the Trust during the three months ended January 31, 2018 was the Sponsor’s fee

The Trust’s net loss for the three months ended January 31, 2018 was $635 due to the Sponsor’s fee of $3,697 exceeding interest income of $3,062.

Cash dividends per Share increased from $0.00 per Share for the three months ended January 31, 2017 to $0.01 per Share for the three months ended January 31, 2018. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OT HER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 11, 2018.

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

CURRENCYSHARES®
SINGAPORE DOLLAR TRUST
By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Singapore Dollar Trust

Date: March 12, 2018	By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)