Form 10-Q
period 2018-07-31
Invesco CurrencyShares Singapore Dollar Trust
filed 2018-09-07
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-34164

Invesco CurrencyShares® Singapore Dollar Trust

Sponsored by Invesco Specialized Products, LLC

(Exact name of registrant as specified in its charter)

New York	30-6164139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)

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

INVESCO CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

	July 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,611,160	$3,609,729
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	2,569	1,467

Total Current Assets	$3,613,729	$3,611,196

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,227	$1,226

Total Current Liabilities	1,227	1,226

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,612,502	3,609,970
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,613,729	$3,611,196

See Notes to Financial Statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months ended July 31, 2017
Income
Interest Income	$6,155	$2,126	$13,076	$2,707

Total Income	6,155	2,126	13,076	2,707

Expenses
Sponsor’s fee	(3,671)	(3,587)	(11,008)	(10,485)

Total Expenses	(3,671)	(3,587)	(11,008)	(10,485)

Net Income/(Loss)	$2,484	$(1,461)	$2,068	$(7,778)

Basic and Diluted Earnings per Share	$0.05	$(0.03)	$0.04	$(0.16)
Weighted-average Shares Outstanding	50,000	50,000	50,000	50,000
Cash Dividends per Share	$0.02	$—	$0.05	$—

Other Comprehensive Loss:
Currency translation adjustment	(20)	(27)	(37)	(86)

Total Comprehensive Income/(Loss)	$2,464	$(1,488)	$2,031	$(7,864)

See Notes to Financial Statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	2,068	(8,241)
Distributions Paid	(2,480)	—
Adjustment of redeemable capital shares to redemption value	412	8,241

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(37)	(84)
Adjustment of redeemable capital shares to redemption value	37	84

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017
Cash flows from operating activities
Cash received for accrued income	$11,974	$1,514
Cash paid for Sponsor’s fee	(11,008)	(10,483)

Net cash provided by/(used in) operating activities	966	(8,969)

Cash flows from financing activities
Cash paid for distributions	(2,480)	—

Net cash used in financing activities	(2,480)	—

Adjustment to period cash flows due to currency movement	2,945	90,270

Increase in cash	1,431	81,301
Cash at beginning of period	3,609,729	3,542,992

Cash at end of period	$3,611,160	$3,624,293

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities
Net Income/(Loss)	$2,068	$(7,778)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(2,569)	(1,202)
Prior period receivable from accrued interest	1,467	—
Currency translation adjustment	(1)	(20)
Accrued Sponsor’s fee	1,227	1,231
Prior period accrued Sponsor’s fee	(1,226)	(1,200)

Net cash provided by/(used in) operating activities	$966	$(8,969)

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Singapore Dollar effective on the first business day of the subsequent month. The Trustee will direct that the excess Singapore Dollar be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.02681 per share with an ex-dividend date of August 1, 2018 was paid August 8, 2018.

4.	Singapore Dollar Deposits

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 1.33%. For the nine months ended July 31, 2018, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 2,024, resulting in an ending Singapore Dollar principal balance of 4,915,871. This equates to 3,611,160 USD. For the year ended October 31, 2017, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and Singapore Dollar withdrawals (to pay expenses) of 13,596, resulting in an ending Singapore Dollar principal balance of 4,917,895. This equates to 3,609,729 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	50,000	$3,609,970	50,000	$3,541,792
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	2,532	—	68,178

Ending Balance	50,000	$3,612,502	50,000	$3,609,970

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

FXSG Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 1.33%. The following chart provides the daily rate paid by the Depository since July 31, 2013:

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

FXSG Distribution History
Date	Value	NAV	Yield	Annualized Yield

7/2/2018	$0.00553	$0.00553	$72.11	0.01%
6/1/2018	$0.01716	$0.01716	$73.53	0.02%

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

Results of Operations

As of October 31, 2017, the number of Singapore Dollars owned by the Trust was 4,917,895, resulting in a redeemable capital share value of $3,609,970. During the nine months ended July 31, 2018, no additional Shares were created or redeemed and 2,024 Singapore Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2018, the number of Singapore Dollars owned by the Trust was 4,915,871, resulting in a redeemable capital Share value of $3,612,502.

An increase in the Trust’s redeemable capital Share value from $3,609,970 at October 31, 2017 to $3,612,502 at July 31, 2018 was primarily the result of an increase in the Closing Spot Rate from 0.73400 at October 31, 2017 to 0.73459 at July 31, 2018.

Interest income increased from $2,126 for the three months ended July 31, 2017 to $6,155 for the three months ended July 31, 2018 and increased from $2,707 for the nine months ended July 31, 2017 to $13,076 for the nine months ended July 31, 2018, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to an increase in the Closing Spot Rate as set forth previously in the ‘Closing Spot Rate’ chart, the Sponsor’s fee increased from $3,587 for the three months ended July 31, 2017 to $3,671 for the three months ended July 31, 2018, and increased from $10,485 for the nine months ended July 31, 2017 to $11,008 for the nine months ended July 31, 2018. The only expense of the Trust during the three months and nine months ended July 31, 2018 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2018 was $2,484 due to interest income of $6,155 exceeding the Sponsor’s fee of $3,671. The Trust’s net income for the nine months ended July 31, 2018 was $2,068 due to interest income of $13,076 exceeding the Sponsor’s fee of $11,008.

Cash dividends per Share increased from $0.00 per Share for the three months ended July 31, 2017 to $0.02 per Share for the three months ended July 31, 2018, and cash dividends per Share increased from $0.00 per Share for the nine months ended July 31, 2017 to $0.05 for the nine months ended July 31, 2018. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

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

INVESCO CURRENCYSHARES®
SINGAPORE DOLLAR TRUST
By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Singapore Dollar Trust

Date: September 7, 2018	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

	By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools