Form 10-Q
period 2019-03-31
Invesco CurrencyShares Singapore Dollar Trust
filed 2019-05-09
CIK 1433994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	FXSG	NYSE Arca

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2019: 50,000 Shares.

INVESCO CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Singapore Dollar deposits, interest bearing	$3,629,289	$3,606,655
Singapore Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	3,381	3,872
Total Current Assets	$3,632,670	$3,610,527
Liabilities, Redeemable Capital Shares and Shareholders' Equity
Current Liabilities:
Accrued Sponsor's fee	1,234	1,226
Total Current Liabilities	1,234	1,226
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,631,436	3,609,301
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$3,632,670	$3,610,527

See Notes to Financial Statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income
Interest Income	$10,291	$3,068
Total Income	10,291	3,068
Expenses
Sponsor's fee	(3,580)	(3,677)
Total Expenses	(3,580)	(3,677)
Net Comprehensive Income (Loss)	$6,711	$(609)
Basic and Diluted Earnings per Share	$0.13	$(0.01)
Weighted-average Shares Outstanding	50,000	50,000

See Notes to Financial Statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	$3,609,301
Purchases of Shares	—	—	—
Redemption of Shares	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—
Distributions	(7,220)	(7,220)	—
Net Comprehensive Income (Loss)	6,711	6,711	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	509	509	(509)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	22,644
Balance at March 31, 2019	$—	$—	$3,631,436

See Notes to Financial Statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	$3,680,202
Purchases of Shares	—	—	—
Redemption of Shares	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—
Distributions	(1,107)	(1,107)	—
Net Comprehensive Income (Loss)	(609)	(609)	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,716	1,716	(1,716)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	70,433
Balance at March 31, 2018	$—	$—	$3,748,919

See Notes to Financial Statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$6,711	$(609)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	491	795
Accrued Sponsor’s fee	8	24
Net cash provided by operating activities	7,210	210
Cash flows from financing activities
Distributions paid to shareholders	(7,220)	(1,107)
Proceeds from purchases of redeemable Shares	—	—
Redemptions of redeemable Shares	—	—
Net cash used in financing activities	(7,220)	(1,107)

Effect of exchange rate on cash	22,644	70,433
Net change in cash	22,634	69,536
Cash at beginning of period	3,606,655	3,679,735
Cash at end of period	$3,629,289	$3,749,271

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Distribution per Share	$0.14	$0.02
Distributions paid	$7,220	$1,107

An income distribution for the month ended March 31, 2019 was paid on April 8, 2019 to holders of record as of April 2, 2019 at a rate of $0.04287 per Share and a total distribution of $2,144.

4.	Singapore Dollar Deposits

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 1.84%. For the three months ended March 31, 2019, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and no Singapore Dollar withdrawals (to pay expenses), resulting in an ending Singapore Dollar principal balance of 4,915,871. This equates to 3,629,289 USD. For the two months ended December 31, 2018, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and no Singapore Dollar withdrawals (to pay expenses), resulting in an ending Singapore Dollar principal balance of 4,915,871. This equates to 3,606,655 USD.

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded directly to redeemable capital shares and retained earnings.

Activity in redeemable capital Shares is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	50,000	$3,609,301	50,000	$3,680,202
Shares Issued	—	—	—	—
Shares Redeemed	—	—	—	—
Adjustment of Redeemable Capital Shares to Redemption Value	—	22,135	—	68,717
Ending Balance	50,000	$3,631,436	50,000	$3,748,919

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts. Accordingly, the Sponsor expects the risk of loss to be remote.

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

Movements in the Price of the Singapore Dollar

The investment objective of the Trust is for the Shares to reflect the price in USD of the Singapore Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Singapore Dollars. Each outstanding Share represents a proportional interest in the Singapore Dollars held by the Trust. The following chart provides recent trends on the price of the Singapore Dollar. The chart illustrates movements in the price of the Singapore Dollars in USD and is based on the Closing Spot Rate:

NAV per Share; Valuation of the Singapore Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 100 Singapore Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 1.84%. The following chart provides the daily rate paid by the Depository since March 31, 2014:

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

FXSG Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2019	$0.05285	$72.19	0.07%	0.86%
2/1/2019	$0.04233	$73.16	0.06%	0.68%
3/1/2019	$0.04921	$72.81	0.07%	0.88%

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

Results of Operations

As of December 31, 2018, the number of Singapore Dollars owned by the Trust was 4,915,871, resulting in a redeemable capital Share value of $3,609,301. During the three months ended March 31, 2019, no additional Shares were created or redeemed. As of March 31, 2019, the number of Singapore Dollars owned by the Trust was 4,915,871, resulting in a redeemable capital Share value of $3,631,436.

An increase in the Trust’s redeemable capital Share value from $3,609,301 at December 31, 2018 to $3,631,436 at March 31, 2019 was primarily the result of an increase in the Closing Spot Rate from 0.7337 at December 31, 2018 to 0.7383 at March 31, 2019.

Interest income increased from $3,068 for the three months ended March 31, 2018 to $10,291 for the three months ended March 31, 2019, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the average Closing Spot Rate as set forth in the Closing Spot Rate chart, the Sponsor’s fee decreased from $3,677 for the three months ended March 31, 2018 to $3,580 for the three months ended March 31, 2019. The only expense of the Trust during the three months ended March 31, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $6,711 due to interest income of $10,291 exceeding the Sponsor’s fee of $3,580. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2018 was $(609) due to the Sponsor’s fee of $3,677 exceeding interest income of $3,068.

Cash dividends per Share increased from $0.02 per Share for the three months ended March 31, 2018 to $0.14 per Share for the three months ended March 31, 2019. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

4.6

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

INVESCO CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Singapore Dollar Trust

Date: May 8, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

	By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools