Form 10-Q
period 2019-09-30
Invesco CurrencyShares Singapore Dollar Trust
filed 2019-11-12
CIK 1433994

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2019: 50,000 Shares.

INVESCO CURRENCYSHARES® SINGAPORE DOLLAR TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Financial Condition

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Singapore Dollar deposits, interest bearing	$3,554,756	$3,606,655
Receivable from accrued interest	2,962	3,872
Total Assets	$3,557,718	$3,610,527
Liabilities
Accrued Sponsor's fee	$1,169	$1,226
Total Liabilities	1,169	1,226
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders' Equity
Redeemable Capital Shares, at redemption value, no par value, 15,150,000 authorized – 50,000 issued and outstanding	3,556,549	3,609,301
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$3,557,718	$3,610,527

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income
Interest Income	$10,278	$7,497	$32,523	$15,317
Total Income	10,278	7,497	32,523	15,317
Expenses
Sponsor's fee	(3,606)	(3,625)	(10,784)	(10,975)
Total Expenses	(3,606)	(3,625)	(10,784)	(10,975)
Net Comprehensive Income (Loss)	$6,672	$3,872	$21,739	$4,342
Basic and Diluted Earnings per Share	$0.13	$0.08	$0.43	$0.09
Weighted-average Shares Outstanding	50,000	50,000	50,000	50,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2019	$—	$—	50,000	$3,635,844
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Distributions	(7,237)	(7,237)		—
Net Comprehensive Income (Loss)	6,672	6,672		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	565	565		(565)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(78,730)
Balance at September 30, 2019	$—	$—	50,000	$3,556,549

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2018	$—	$—	50,000	$3,605,610
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Distributions	(3,433)	(3,433)		—
Net Comprehensive Income (Loss)	3,872	3,872		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(439)	(439)		439
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(7,521)
Balance at September 30, 2018	$—	$—	50,000	$3,598,528

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	50,000	$3,609,301
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Distributions	(22,577)	(22,577)		—
Net Comprehensive Income (Loss)	21,739	21,739		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	838	838		(838)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(51,914)
Balance at September 30, 2019	$—	$—	50,000	$3,556,549

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	50,000	$3,680,202
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Distributions	(5,401)	(5,401)		—
Net Comprehensive Income (Loss)	4,342	4,342		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,059	1,059		(1,059)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(80,615)
Balance at September 30, 2018	$—	$—	50,000	$3,598,528

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Singapore Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$21,739	$4,342
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	910	(181)
Accrued Sponsor’s fee	(57)	(67)
Net cash provided by (used in) operating activities	22,592	4,094
Cash flows from financing activities
Distributions paid to shareholders	(22,577)	(5,401)
Net cash provided by (used in) financing activities	(22,577)	(5,401)
Effect of exchange rate on cash	(51,914)	(80,615)
Net change in cash	(51,899)	(81,922)
Cash at beginning of period	3,606,655	3,679,735
Cash at end of period	$3,554,756	$3,597,813

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Singapore Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2019

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions per Share	$0.14	$0.07	$0.45	$0.11
Distributions paid	$7,237	$3,433	$22,577	$5,401

An income distribution for the month ended September 30, 2019 was paid on October 8, 2019 to holders of record as of October 2, 2019 at a rate of $0.03583 per Share and a total distribution of $1,792.
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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2019 was the Sponsor’s fee.
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

Note 4 – Singapore Dollar Deposits

Singapore Dollar principal deposits are held in a Singapore Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2019 was an annual nominal rate of 1.32%. For the nine months ended September 30, 2019, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and no Singapore Dollar withdrawals (to pay expenses), resulting in an ending Singapore Dollar principal balance of 4,915,871. This equates to 3,554,756 USD. For the two months ended December 31, 2018, there were no Singapore Dollar principal deposits, no Singapore Dollar principal redemptions and no Singapore Dollar withdrawals (to pay expenses), resulting in an ending Singapore Dollar principal balance of 4,915,871. This equates to 3,606,655 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2019 was an annual nominal rate of 1.32%.The following chart provides the daily rate paid by the Depository since September 30, 2014:

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

FXSG Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2019	$0.04789	$72.72	0.07%	0.80%
8/1/2019	$0.04734	$71.89	0.07%	0.78%
9/3/2019	$0.04948	$70.93	0.07%	0.82%

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

Results of Operations

As of December 31, 2018, the number of Singapore Dollars owned by the Trust was 4,915,871, resulting in a redeemable capital Share value of $3,609,301. During the nine months ended September 30, 2019, no additional Shares were created or redeemed. As of September 30, 2019, the number of Singapore Dollars owned by the Trust was 4,915,871, resulting in a redeemable capital Share value of $3,556,549.

A decrease in the Trust’s redeemable capital Share value from $3,609,301 at December 31, 2018 to $3,556,549 at September 30, 2019 was primarily the result of a decrease in the Closing Spot Rate from 0.7337 at December 31, 2018 to 0.7231 at September 30, 2019.

Interest income increased from $7,497 for the three months ended September 30, 2018 to $10,278 for the three months ended September 30, 2019, and increased from $15,317 for the nine months ended September 30, 2018 to $32,523 for the nine months ended September 30, 2019, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Singapore Dollars in the Trust. Due primarily to a decrease in the average Closing Spot Rate as set forth in the Closing Spot Rate chart, the Sponsor’s fee decreased from $3,625 for the three months ended September 30, 2018 to $3,606 for the three months ended September 30, 2019, and decreased from $10,975 for the nine months ended September 30, 2018 to $10,784 for the nine months ended September 30, 2019. The only expense of the Trust during the three and nine months ended September 30, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2019 was $6,672 due to interest income of $10,278 exceeding the Sponsor’s fee of $3,606. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2019 was $21,739 due to interest income of $32,523 exceeding the Sponsor’s fee of $10,784.

Cash dividends per Share increased from $0.07 per Share for the three months ended September 30, 2018 to $0.14 per Share for the three months ended September 30, 2019, and cash dividends per Share increased from $0.11 per Share for the nine months ended September 30, 2018 to $0.45 per Share for the nine months ended September 30, 2019. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed March 11, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2019 to July 31, 2019	—	$—
August 1, 2019 to August 31, 2019	—	$—
September 1, 2019 to September 30, 2019	—	$—
Total	—	$—
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO CURRENCYSHARES®
SINGAPORE DOLLAR TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Singapore Dollar Trust

Date: November 8, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

	By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools